Form 10-Q
period 2025-09-30
Celldex Therapeutics, Inc.
filed 2025-11-10
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, 66,449,471 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$36,037	$28,356
Marketable securities	547,186	696,925
Accounts and other receivables	90	700
Prepaid and other current assets	21,026	21,178
Total current assets	604,339	747,159
Property and equipment, net	4,829	4,346
Operating lease right-of-use assets, net	2,717	3,898
Intangible assets	27,190	27,190
Other assets	9,364	9,747
Total assets	$648,439	$792,340
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,267	$3,265
Accrued expenses	39,715	33,842
Current portion of operating lease liabilities	1,553	1,452
Current portion of other long-term liabilities	930	942
Total current liabilities	46,465	39,501
Long-term portion of operating lease liabilities	1,068	2,361
Other long-term liabilities	2,543	3,473
Total liabilities	50,076	45,335
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 66,446,846 and 66,374,549 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	66	66
Additional paid-in capital	2,327,196	2,298,849
Accumulated other comprehensive income	3,765	3,314
Accumulated deficit	(1,732,664)	(1,555,224)
Total stockholders’ equity	598,363	747,005
Total liabilities and stockholders’ equity	$648,439	$792,340

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:
Product development and licensing agreements	$—	$3	$57	$5
Contracts and grants	—	3,188	1,367	5,840
Total revenues	—	3,191	1,424	5,845

Operating expenses:
Research and development	62,931	45,263	169,741	116,611
General and administrative	10,686	10,054	31,897	28,285
Total operating expenses	73,617	55,317	201,638	144,896

Operating loss	(73,617)	(52,126)	(200,214)	(139,051)
Investment and other income, net	6,573	10,005	22,774	28,280
Net loss	$(67,044)	$(42,121)	$(177,440)	$(110,771)

Basic and diluted net loss per common share	$(1.01)	$(0.64)	$(2.67)	$(1.74)

Shares used in calculating basic and diluted net loss per share	66,420	66,294	66,399	63,737

Comprehensive loss:
Net loss	$(67,044)	$(42,121)	$(177,440)	$(110,771)
Other comprehensive (loss) income:
Unrealized gain on marketable securities	426	3,508	451	1,980
Comprehensive loss	$(66,618)	$(38,613)	$(176,989)	$(108,791)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(177,440)	$(110,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,564	2,358
Amortization and premium of marketable securities, net	(4,973)	(12,386)
Loss on sale or disposal of assets	12	12
Stock-based compensation expense	27,308	24,462
Changes in operating assets and liabilities:
Accounts and other receivables	610	1,776
Prepaid and other current assets	235	(19,961)
Other assets	383	(9,640)
Accounts payable and accrued expenses	6,430	3,640
Other liabilities	(2,134)	(4,792)
Net cash used in operating activities	(147,005)	(125,302)
Cash flows from investing activities:
Sales and maturities of marketable securities	484,788	347,732
Purchases of marketable securities	(329,708)	(660,745)
Acquisition of property and equipment	(1,433)	(1,163)
Net cash provided by (used in) investing activities	153,647	(314,176)
Cash flows from financing activities:
Net proceeds from stock issuances	—	432,298
Proceeds from issuance of stock from employee benefit plans	1,039	8,765
Net cash provided by financing activities	1,039	441,063

Net increase in cash and cash equivalents	7,681	1,585
Cash and cash equivalents at beginning of period	28,356	34,814
Cash and cash equivalents at end of period	$36,037	$36,399

Non-cash investing activities
Accrued construction in progress	$472	$232

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

At September 30, 2025, the Company had cash, cash equivalents and marketable securities of $583.2 million. The Company has had recurring losses and incurred a loss of $177.4 million for the nine months ended September 30, 2025. Net cash used in operations for the nine months ended September 30, 2025 was $147.0 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact of the adoption of ASU 2023-09 and has determined that while the adoption is not expected to impact the 2025 financial statements, the income tax disclosure for the year ended December 31, 2025 will contain expanded information to align with ASU 2023-09.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(In thousands)
Barzolvolimab/Anti-KIT Program	$51,619	$34,393	$133,967	$88,643
CDX-622	5,617	3,628	14,906	10,175
Other Programs (a)	5,695	7,242	20,868	17,793
Total R&D Expense	$62,931	$45,263	$169,741	$116,611

(a)	Other program expenses primarily include research and development expenses related to early-stage programs, revenue-generating programs and discontinued programs.

The following table is a summary of the Company’s research and development expenses disaggregated by nature.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(In thousands)
Personnel	$14,455	$13,855	$42,184	$37,176
Laboratory supplies	1,057	1,074	4,769	3,997
Facility	1,410	1,263	4,214	3,799
Product development (b)	42,371	26,539	108,073	64,732
Other expenses (c)	3,638	2,532	10,501	6,907
Total R&D expense	$62,931	$45,263	$169,741	$116,611

(b)	Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing.
(c)	Other expenses primarily include research and development consulting, insurance, licensing and software expenses.

(4)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	September 30, 2025	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$23,935	—	$23,935	—
Marketable securities	547,186	—	547,186	—
	$571,121	—	$571,121	—

	As of
	December 31, 2024	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$9,927	—	$9,927	—
Marketable securities	696,925	—	696,925	—
	$706,852	—	$706,852	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of September 30, 2025 and December 31, 2024. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

There was no gain or loss on fair value remeasurement of contingent consideration recorded during the three and nine months ended September 30, 2025 or September 30, 2024. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the nine months ended September 30, 2025 or September 30, 2024.

(5)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
September 30, 2025
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$153,745	$355	$(2)	$154,098
Maturing after one year through three years	54,675	264	—	54,939
Total U.S. government and municipal obligations	$208,420	$619	$(2)	$209,037
Corporate debt securities
Maturing in one year or less	$305,427	$470	$—	$305,897
Maturing after one year through three years	32,171	82	(1)	32,252
Total corporate debt securities	$337,598	$552	$(1)	$338,149
Total marketable securities	$546,018	$1,171	$(3)	$547,186

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of September 30, 2025 and December 31, 2024 was $33.5 million and $142.5 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to the Company’s credit risk. As a result, the Company determined it did not hold any investments with a credit loss at September 30, 2025.

Marketable securities include $6.0 million and $6.1 million in accrued interest at September 30, 2025 and December 31, 2024, respectively.

(6)  Intangible Assets

At September 30, 2025 and December 31, 2024, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 3 development. As of September 30, 2025, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(7)  Other Assets

The Company records advance payments for services that will not be performed within one year of the balance sheet date as other assets. Such amounts will be recognized as expense in the period in which the related services are performed. Advance payments reflected within other assets in our consolidated balance sheets were $9.2 million and $9.6 million at September 30, 2025 and December 31, 2024, respectively.

(8)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30,	December 31,
	2025	2024

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 13)	$1,613	$1,613
Deferred income from sale of tax benefits	1,860	2,790
Deferred revenue (Note 12)	—	12
Total	3,473	4,415
Less current portion	(930)	(942)
Long-term portion	$2,543	$3,473

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.9 million in other income related to the sale of these tax benefits for the three and nine months ended September 30, 2025, respectively, and $0.0 million and $0.9 million for the three and nine months ended September 30, 2024, respectively.

(9)  Stockholders’ Equity

In November 2023, the Company filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement, including shares of its common stock.

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. Also on February 26, 2024, the Company terminated its pre-existing controlled equity offering sale agreement dated May 19, 2016 with Cantor. At September 30, 2025, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

In March 2024, the Company issued 9,798,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $432.3 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three and nine months ended September 30, 2025 and 2024 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2024	66,374,549	$66	$2,298,849	$3,314	$(1,555,224)	$747,005
Shares issued under stock option and employee stock purchase plans	9,642	—	202	—	—	202
Stock-based compensation	—	—	9,316	—	—	9,316
Unrealized gain on marketable securities	—	—	—	254	—	254
Net loss	—	—	—	—	(53,796)	(53,796)
Consolidated balance at March 31, 2025	66,384,191	$66	$2,308,367	$3,568	$(1,609,020)	$702,981
Shares issued under stock option and employee stock purchase plans	10,050	—	63	—	—	63
Stock-based compensation	—	—	9,191	—	—	9,191
Unrealized loss on marketable securities	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	(56,600)	(56,600)
Consolidated balance at June 30, 2025	66,394,241	$66	$2,317,621	$3,339	$(1,665,620)	$655,406
Shares issued under stock option and employee stock purchase plans	52,605	—	774	—	—	774
Stock-based compensation	—	—	8,801	—	—	8,801
Unrealized gain on marketable securities	—	—	—	426	—	426
Net loss	—	—	—	—	(67,044)	(67,044)
Consolidated balance at September 30, 2025	66,446,846	$66	$2,327,196	$3,765	$(1,732,664)	$598,363

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2023	55,883,377	$56	$1,823,168	$3,308	$(1,397,361)	$429,171
Shares issued under stock option and employee stock purchase plans	229,171	—	3,814	—	—	3,814
Shares issued in underwritten offering, net	9,798,000	10	432,288	—	—	432,298
Stock-based compensation	—	—	7,202	—	—	7,202
Unrealized loss on marketable securities	—	—	—	(1,064)	—	(1,064)
Net loss	—	—	—	—	(32,808)	(32,808)
Consolidated balance at March 31, 2024	65,910,548	$66	$2,266,472	$2,244	$(1,430,169)	$838,613
Shares issued under stock option and employee stock purchase plans	370,119	—	3,712	—	—	3,712
Stock-based compensation	—	—	7,640	—	—	7,640
Unrealized loss on marketable securities	—	—	—	(464)	—	(464)
Net loss	—	—	—	—	(35,842)	(35,842)
Consolidated balance at June 30, 2024	66,280,667	$66	$2,277,824	$1,780	$(1,466,011)	$813,659
Shares issued under stock option and employee stock purchase plans	63,569	—	1,239	—	—	1,239
Stock-based compensation	—	—	9,620	—	—	9,620
Unrealized gain on marketable securities	—	—	—	3,508	—	3,508
Net loss	—	—	—	—	(42,121)	(42,121)
Consolidated balance at September 30, 2024	66,344,236	$66	$2,288,683	$5,288	$(1,508,132)	$785,905

(10)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2024	7,540,109	$31.47	7.5
Granted	1,978,750	$19.59
Exercised	(50,732)	$12.49
Canceled	(289,955)	$111.23
Options outstanding at September 30, 2025	9,178,172	$26.50	7.3
Options vested and expected to vest at September 30, 2025	9,029,315	$26.50	7.3
Options exercisable at September 30, 2025	5,130,433	$25.85	6.1
Shares available for grant under the Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended, effective as of June 5, 2025) at September 30, 2025	2,683,538

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2025 was $15.43 and $13.48, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at September 30, 2025 was $37.1 million. The aggregate intrinsic value of stock options exercisable at September 30, 2025 was $24.4 million. As of September 30, 2025, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $72.8 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.7 years.

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Research and development	$4,743	$4,880	$14,210	$12,457
General and administrative	4,058	4,740	13,098	12,005
Total stock-based compensation expense	$8,801	$9,620	$27,308	$24,462

The fair values of employee, consultant and non-employee director stock options granted during the three and nine months ended September 30, 2025 and 2024 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected stock price volatility	76%	82%	76 – 81%	82 – 93%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	4.0 – 4.2%	3.5 – 4.3%	4.0 – 4.7%	3.5 – 4.5%
Expected dividend yield	None	None	None	None

(11)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2025 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2024	$718	$2,596	$3,314
Other comprehensive income	451	—	451
Balance at September 30, 2025	$1,169	$2,596	$3,765

No amounts were reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2025.

(12)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.0 million and $1.4 million in revenue under the agreements with Rockefeller during the three and nine months ended September 30, 2025, respectively, and $3.2 million and $5.8 million during the three and nine months ended September 30, 2024, respectively.

Contract Assets and Liabilities

At September 30, 2025 and December 31, 2024, the Company’s right to consideration under all contracts was considered unconditional, and as such, there were no recorded contract assets. At September 30, 2025 and December 31, 2024, the Company had no material contract liabilities recorded.

(13)  Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred (under prior law such expenditures were capitalized and amortized over five years) and (ii) the option to claim 100% accelerated depreciation deductions on qualified property. The corporate tax changes included in the OBBBA did not have a material impact on our effective income tax rate during the three months ended September 30, 2025, and we do not anticipate a material impact on our effective income tax rate in future periods.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of September 30, 2025 and December 31, 2024.

The net deferred tax liability of $1.6 million at September 30, 2025 and December 31, 2024 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Nine Months Ended September 30,
	2025	2024
Stock Options	9,178,172	7,527,104
Restricted Stock	—	—
	9,178,172	7,527,104

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Spontaneous Urticaria (CSU): We initiated Phase 3 studies in chronic spontaneous urticaria (CSU) in July 2024. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to Week 12 of urticaria activity score compared to placebo) and was well tolerated. Patients on study continued to receive barzolvolimab and, in September 2024, we reported data from 52 weeks of treatment—demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In June 2025, Celldex presented longer term follow up data from the study. At 76 weeks, 7 months after the completion of dosing with barzolvolimab, over 40% of patients (150 mg Q4W) continued to experience profound, sustained complete response and improved quality of life.
-	Cold Urticaria (ColdU) and Symptomatic Dermographism (SD): In July 2024, we announced that our Phase 2 study being conducted in two forms of chronic inducible urticaria (CIndU), ColdU and SD, achieved the primary efficacy endpoint (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab and, in

November 2025, we reported data from 20 weeks of treatment—demonstrating sustained efficacy and a well tolerated safety profile over the longer treatment period;
-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN and enrollment is ongoing; positive data from a Phase 1b study in PN was reported in November 2023; and
-	Atopic Dermatitis (AD): A Phase 2 study in AD was initiated in December 2024 and enrollment is ongoing.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.
-	CDX-622 (TSLP & SCF): Our first bispecific candidate for inflammatory diseases is CDX-622 which targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. In November 2024, a Phase 1a dose-escalation study in healthy volunteers was initiated and enrollment is ongoing. Positive data from the single ascending dose portion of the study was presented in October 2025.

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

During the past five years through December 31, 2024, we incurred an aggregate of $459.7 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2025 and 2024. The amounts disclosed in the following table reflect direct research and development costs and an allocation of indirect research and development costs to each program.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2025	September 30, 2024

	(In thousands)
Barzolvolimab/Anti-KIT Program	$133,967	$88,643
CDX‑622	14,906	10,175
Other Programs	20,868	17,793
Total R&D Expense	$169,741	$116,611

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

Barzolvolimab was initially studied in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. In July 2024, we initiated two Phase 3 studies in CSU. In July 2023, we announced that enrollment was complete in the ongoing Phase 2 CSU study. In November 2023, we reported that barzolvolimab achieved the primary efficacy endpoint in this study, with a statistically significant mean change from baseline to Week 12 of UAS7 (weekly urticaria activity score) compared to placebo and was well tolerated. In September 2024, we presented 52 week treatment data from the CSU study, demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In June 2025, we presented follow up data from this study through Week 76, 7 months after the completion of dosing with barzolvolimab, demonstrating ongoing profound, sustained complete response and improved quality of life. The study is complete. In April 2024, we announced enrollment was complete in the ongoing Phase 2 CIndU study. In July 2024, we announced that our Phase 2 study in CIndU achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab for 20 weeks of treatment and were then followed for up to 24 additional weeks without treatment. In November 2025, data from the 20 week placebo controlled treatment period were presented, demonstrating sustained efficacy and a favorable safety profile. Patients with returning or continuing symptoms were eligible to enroll into an open label extension (OLE). The study was recently completed and data from the OLE are expected to be presented in the first quarter of 2026.

Based on the positive results reported in urticaria, we expanded development of barzolvolimab into additional indications where mast cells are believed to play an important role. We are conducting ongoing Phase 2 studies in prurigo nodularis (PN), atopic dermatitis (AD) and eosinophilic esophagitis (EOE; further development discontinued). We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

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

Topline data from this study were presented in November of 2023 and 12 week treatment results were presented at the AAAAI Annual Meeting in February 2024. Data from the 208 patients randomized in the study showed that barzolvolimab achieved the primary efficacy endpoint, with a statistically significant mean change from baseline to Week 12 in UAS7 compared to placebo at all dose levels. Secondary and exploratory endpoints in the study were also achieved at Week 12 and strongly support the primary endpoint results, including changes in ISS7 and HSS7 and responder analyses. Importantly, barzolvolimab demonstrated rapid, durable and clinically meaningful responses in patients with moderate to severe CSU refractory to antihistamines, including patients with prior omalizumab treatment. Demographics and baseline disease characteristics were well balanced across treatment groups. The majority of patients on study had severe disease (UAS7≥28).

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

Patients on study continued to receive barzolvolimab for up to 52 weeks. Long term treatment data were presented in September at the European Academy of Dermatology & Venereology (EADV) Congress 2024 and quality of life data were presented in March at the AAAAI Annual Meeting 2025. The data demonstrated a sustained and deepening disease efficacy, a well tolerated safety profile, greatly improved urticaria control and reduced disease impact on quality of life over a 52 week treatment period. Key highlights included:

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

In September at EADV 2025, data were presented demonstrating rapid and strong efficacy regardless of baseline immunoglobulin E (IgE) levels and in November 2025 at the American College of Allergy, Asthma & Immunology’s Annual Scientific (ACAAI) Meeting, data were presented demonstrating that barzolvolimab leads to rapid and profound improvements in UCT7 scores with sustained disease control off treatment.

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

In addition, a global Phase 3b long term extension (LTE) study has been established for patient entry after completion of the EMBARQ - CSU Phase 3 trials. The study will consist of 2 Groups: Group 1 (Observation Group), containing patients whose disease remains well controlled (UAS7<16) and Group 2 (Barzolvolimab Retreatment Group) containing patients whose disease is currently moderate to severe (UAS7≥16). Patients in Group 2 will receive up to an additional year of treatment with barzolvolimab. Patients in the observation group (Group 1) whose CSU flares to a UAS7>/=16 in the first 6 months of the LTE will also be able to receive treatment.

Chronic Inducible Urticaria (CIndU) Summary of Phase 1 and Phase 2 Data Presented to Date

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

We recently completed a Phase 2 study in patients with CIndU who remain symptomatic despite antihistamine therapy. The study was conducted at approximately 85 sites across approximately 12 countries. The randomized, double-blind, placebo-controlled, parallel group Phase 2 study evaluated the efficacy and safety profile of multiple dose regimens of barzolvolimab in patients with CIndU to determine the optimal dosing strategy. 196 patients in 2 cohorts (differentiated by CIndU subtype) including 97 patients with cold urticaria and 99 patients with symptomatic dermographism were randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 20-week treatment phase. Patients then entered a follow-up phase for an additional 24 weeks. In addition, the study included the option for patients who had symptoms following the treatment phase, including patients who were on placebo, to enroll in an open label extension where all patients received 300 mg of barzolvolimab every 8 weeks. The primary endpoint of the study was the percentage of patients with a negative provocation test at Week 12. Secondary endpoints included safety and other assessments of clinical activity including CTT (Critical Temperature Threshold), CFT (Critical Friction Threshold) and WI-NRS (Worst itch numeric rating scale).

Topline primary endpoint data from this study were reported in July 2024 and 12 week treatment results were presented at the American College of Allergy, Asthma & Immunology’s Annual Scientific Meeting. Data from the 193 patients randomized and treated in the study showed that barzolvolimab achieved the primary efficacy endpoint, a statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12 as assessed by the TempTest® in ColdU and the FricTest® in SD. Secondary and exploratory endpoints in the study were also achieved at Week 12 and strongly support the primary endpoint results, including responder analyses, improvements in Critical Temperature and Critical Friction Thresholds (CFT and CFT), changes in WI-NRSprovo (itch associated with provocation test) and Urticaria Control Test. Demographics and baseline disease characteristics were well balanced across treatment groups. Patients on study had poorly controlled disease on initial provocation testing. In cold urticaria, patients presented with a mean baseline critical temperature threshold of approximately 19°C or 66°F on the TempTest on initial provocation testing. In patients with symptomatic dermographism baseline FricTest thresholds were an average of 3.6 out of 4 pins. UCT scores at baseline also reflected poorly controlled disease.

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

In March 2025, quality of life data were presented at the AAAAI Annual Meeting 2025. A marked and rapid improvement in urticaria control (UCT) and quality of life (DLQI) was observed and sustained through the 12-week period in patients with ColdU and SD. Up to 60% of patients reported that CIndU symptoms no longer had an impact on their quality of life at Week 12 and up to 69% of patients reported well-controlled urticaria based on UCT at Week 12.

Patients on study continued to receive barzolvolimab for up to 20 weeks. Data from this longer term treatment period were presented in November 2025 at the ACAAI Annual Scientific Meeting. The data demonstrated sustained efficacy and a favorable safety profile over the 20 week placebo controlled treatment period. Key highlights at 20 weeks included:

●	Up to 66% of patients with ColdU and 49% of patients with SD obtained a complete response compared to 16% and 10% of patients on placebo, respectively.
●	Up to 78% of patients with ColdU and 58% of patients with SD obtained a partial or complete response compared to 25% and 16% of patients on placebo, respectively.
●	Marked improvement in critical temperature threshold (from baseline values of 18.7°C and 20.7°C to Week 20 values of 10.7°C and 9.2°C for barzolvolimab 150 mg Q4W and 300 mg Q8W, respectively compared to baseline values of 18.6°C to Week 20 values of 18.2°C for placebo ) and friction thresholds (from baseline values of 3.6 and 3.6 pins to 1.5 and 1.4 pins for barzolvolimab 150 mg Q4W and 300 mg Q8W, respectively compared to baseline values of 3.6 pins to 2.9 pins for placebo) were observed over the course of the 20 week treatment period. Sustained improvement in itch reduction at the time of provocation testing (WI-NRSprovo) was also observed at Week 20.
●	After completing the treatment period, patients were eligible to enter a 24 week open label extension (OLE) upon resumption/continuation of symptoms. Consistent with the clinical endpoint results at Week 20, placebo-treated patients entered the OLE at a faster rate compared to barzolvolimab-treated patients.
●	Barzolvolimab was well tolerated with a favorable safety profile over the 20 week treatment period consistent with previous studies. There was no difference between active treatment (2%) and placebo groups (3%) in rate of discontinuations due to adverse events. Most adverse events for patients on study drug were grade 1 (mild), mechanism related (KIT) and, as demonstrated in previous studies, expected to be reversible. The most common adverse events occurring in greater than 10% of patients in any treatment group through Week 20 were hair color changes (18%; Grade 1, n=22 / Grade 2, n=2) and neutropenia (12%; Grade 1, n=9 / Grade 2, n=6). Neutropenia was transient and there was no association with infections.

We believe these results strongly support the further development of barzolvolimab in CIndU and Celldex plans to initiate a global Phase 3 study in ColdU and SD in December 2025.

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

In April 2024, we initiated a Phase 2 subcutaneous study in PN. This randomized, double-blind, placebo-controlled, parallel group study is evaluating the efficacy and safety profile of 2 dose levels of barzolvolimab compared to placebo in approximately 120 patients with moderate to severe PN who had inadequate response to prescription topical medications, or for whom topical medications are medically inadvisable (such as concerns for safety). Patients are randomly assigned on a 1:1:1 ratio to receive barzolvolimab injections of 150 mg Q4W after an initial loading dose of 450 mg, 300 mg Q4W after an initial loading dose of 450 mg, or placebo during a 24‑week Treatment Phase. Participants then enter a follow-up phase with no study treatment for an additional 16 weeks through Week 40. The primary objective of this study is to evaluate the clinical effect of barzolvolimab, compared to placebo, on itch response as measured by the proportion of participants with ≥ 4-point improvement in the worst intensity itch per a numeric rating scale (WI-NRS). Secondary objectives include but are not limited to additional measures of itch response from baseline compared to different timepoints, the assessment of skin lesions as measured by the Investigator Global Assessment (IGA), QoL outcomes and safety. The study includes approximately 75 clinical trial centers worldwide, including the United States. Enrollment is ongoing. Initial data from this study are expected to be presented in the second half of 2026.

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

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with moderate to severe AD. Approximately 120 patients will be randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at either 150 or 300 mg or placebo every 4 weeks after an initial loading dose of 450 mg or placebo during a 16-week placebo-controlled treatment phase. Participants randomized into the placebo arm will be re-randomized at Week 16 into 1 of the 2 active treatment arms. Patients then enter a 16-week active treatment phase, in which all patients will receive barzolvolimab every 4 weeks. The primary endpoint of the study is to evaluate the clinical efficacy of the two dose levels compared to placebo using the Peak Pruritus Numerical Rating Scale (PP-NRS) at Week 16, a well‐defined, reliable, sensitive and valid scale for evaluating worst itch intensity in adults with moderate‐to‐severe AD. Secondary endpoints include the evaluation of the clinical efficacy of barzolvolimab, compared to placebo across multiple patient-reported outcomes, including assessing impressions of disease change and severity and improvements in quality of life. When all clinical trial sites are open, the study includes approximately 40 clinical trial centers in the United States. Enrollment is ongoing. Initial data from this study are expected to be presented in the second half of 2026.

Eosinophilic Esophagitis (EoE)

In August 2025, we announced the discontinuation of development in eosinophilic esophagitis (EoE), a chronic inflammatory disease of the esophagus, based on interim results from a Phase 2 study. Identifying the key drivers of EoE has challenged the field and research has suggested that mast cells could play an important role in the disease pathogenesis. We designed this study to determine if barzolvolimab could deplete mucosal (intraepithelial) mast cells and, in turn, improve clinical outcomes in EoE. The primary endpoint of the study, absolute change from baseline to Week 12 in peak esophageal intraepithelial mast cell count was met, but the profound mast cell depletion observed did not result in improvement in EoE symptoms or endoscopic assessment of disease activity compared to placebo. Consistent with previously reported studies, barzolvolimab demonstrated a favorable safety and tolerability profile. Based on these results, further development in EoE was discontinued. The results do support future development with KIT- or SCF-targeted therapies in other GI indications where mucosal mast cells are believed to play an important role.

Additional Barzolvolimab Development Activities

In 2023, we completed the transfer of our current barzolvolimab manufacturing process to a CDMO and successfully scaled up the drug substance manufacturing process to produce larger cGMP batches in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed and are actively being used in the ongoing Phase 3 CSU trials. In the third quarter of 2025, we initiated the Process Performance Qualification (PPQ) manufacturing runs for drug substance and are currently planning for the drug product PPQ activities in 2026.

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

CDX-622

CDX-622 is a bispecific antibody that targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. TSLP has been directly implicated in several respiratory and dermatological disorders, such as asthma, chronic obstructive pulmonary disease (COPD), eosinophilic esophagitis, atopic dermatitis and chronic spontaneous urticaria, and in fibrotic diseases such as systemic sclerosis and idiopathic pulmonary fibrosis. In these disorders, TSLP is often upregulated and associated with disease severity. Similarly, mast cells drive or contribute to the pathophysiology of allergic, inflammatory, autoimmune and fibrotic disorders and CDX-622 contains a unique SCF neutralizing function that is expected to inhibit and deplete mast cells. Combined neutralization of SCF and TSLP with CDX-622 is expected to simultaneously reduce tissue mast cells and inhibit Type 2 inflammatory responses to potentially offer enhanced therapeutic benefit in inflammatory and fibrotic disorders. CDX-622 has been engineered to disable effector function (AQQ) and reduce clearance (YTE). In preclinical studies, CDX-622 inhibits TSLP and SCF with similar potency to both its respective parental mAbs and comparator mAbs in vitro and preferentially inhibits the soluble over the membrane form of SCF, which may lead to differential impact on KIT-dependent processes. CDX-622 was well tolerated in a multi-dose 8 week toxicology study in non-human primates and led to a profound mast cell depletion in several tissues. The No Adverse Event Level (NOAEL) was established to be 75 mg/kg, the highest dose level tested.

In November 2024, we initiated a Phase 1 study of CDX-622 in healthy volunteers. The Phase 1a clinical trial is a three-part, randomized, double-blind, placebo-controlled, dose escalation study designed to assess the safety, pharmacokinetics, and pharmacodynamics of single ascending doses (Part 1), multiple ascending doses (Part 2) and single ascending doses administered subcutaneously (Part 3) of CDX-622 in up to 80 healthy participants. A single dose of CDX-622 or placebo was administered intravenously once during Part 1. In Part 2, CDX-622 or placebo is administered every 2 weeks (Q2W) for up to 6 weeks following the first dose, for a total of 3 doses. A single dose of CDX-622 or placebo will be administered subcutaneously once during Part 3. Participants will be followed for 12 weeks in all Parts following the last dose of study drug. The pharmacodynamic biomarkers from blood and skin will be highly informative on the ability of CDX-622 to engage and neutralize SCF and TSLP. A subcutaneous formulation is currently being manufactured and will be added to this study in 2025.

We presented positive data from the single ascending dose portion of the study (Part 1) at the CIA (Collegium Internationale Allergologicum) Biennial Symposium in October 2025. CDX-622 was well tolerated with no dose limiting toxicities and no emergent events related to systemic KIT inhibition. CDX-622 exhibited a good pharmacokinetic profile and induced rapid and sustained dose dependent reductions in serum tryptase, indicative of mast cell inhibition and depletion. Enrollment is ongoing to the multiple ascending doses portion of the study (Part 2).

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

	Three Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2025	2024	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$—	$3	$(3)	(100)%
Contracts and grants	—	3,188	(3,188)	(100)%
Total revenues	$—	$3,191	$(3,191)	(100)%
Operating expenses:
Research and development	62,931	45,263	17,668	39%
General and administrative	10,686	10,054	632	6%
Total operating expenses	73,617	55,317	18,300	33%
Operating loss	(73,617)	(52,126)	21,491	41%
Investment and other income, net	6,573	10,005	(3,432)	(34)%
Net loss	$(67,044)	$(42,121)	$24,923	59%

Net Loss

The $24.9 million increase in net loss for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to an increase in research and development expenses related to barzolvolimab and decreases in revenue and investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the three months ended September 30, 2025 was relatively consistent with the three months ended September 30, 2024. The $3.2 million decrease in contracts and grants revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to a decrease in revenue from our contract manufacturing and research and development agreements with Rockefeller University. We expect revenue to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2025	2024	$	%

	(In thousands)
Personnel	$14,455	$13,855	$600	4%
Laboratory supplies	1,057	1,074	(17)	(2)%
Facility	1,410	1,263	147	12%
Product development	42,371	26,539	15,832	60%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $0.6 million increase in personnel expenses for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. Laboratory supply expenses for the three months ended September 30, 2025 were relatively consistent with the three months ended September 30, 2024. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended September 30, 2025 were relatively consistent with the three months ended September 30, 2024. In September 2025, we signed a new lease in New Haven, CT that we will relocate our existing New Haven operations to in 2026. We expect facility expenses to increase over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $15.8 million increase in product development expenses for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab, including manufacturing PPQ activities planned for the fourth quarter of 2025 and throughout 2026, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $0.6 million increase in general and administrative expenses for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to higher commercial planning expenses. We expect general and administrative expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab and an increase in commercial planning efforts, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

The $3.4 million decrease in investment and other income, net for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to lower levels of cash and investment balances. We expect investment and other income to decrease over the next twelve months due to lower levels of cash and investment balances, although there may be fluctuations on a quarterly basis.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

	Nine Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2025	2024	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$57	$5	$52	1,040%
Contracts and grants	1,367	5,840	(4,473)	(77)%
Total revenues	$1,424	$5,845	$(4,421)	(76)%
Operating expenses:
Research and development	169,741	116,611	53,130	46%
General and administrative	31,897	28,285	3,612	13%
Total operating expenses	201,638	144,896	56,742	39%
Operating loss	(200,214)	(139,051)	61,163	44%
Investment and other income, net	22,774	28,280	(5,506)	(19)%
Net loss	$(177,440)	$(110,771)	$66,669	60%

Net Loss

The $66.7 million increase in net loss for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to an increase in research and development expenses related to barzolvolimab and decreases in revenue and investment and other income, net.

Revenue

Revenue from product development and licensing agreements for the nine months ended September 30, 2025 was relatively consistent with the nine months ended September 30, 2024. The $4.5 million decrease in contracts and grants revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a decrease in revenue from our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2025	2024	$	%

	(In thousands)
Personnel	$42,184	$37,176	$5,008	13%
Laboratory supplies	4,769	3,997	772	19%
Facility	4,214	3,799	415	11%
Product development	108,073	64,732	43,341	67%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $5.0 million increase in personnel expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to higher stock-based compensation expense and an increase in employee headcount.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.8 million increase in laboratory supply expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to higher laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.4 million increase in facility expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to higher repairs and depreciation expense.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $43.3 million increase in product development expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses.

General and Administrative Expense

The $3.6 million increase in general and administrative expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to higher stock-based compensation and an increase in employee headcount.

Investment and Other Income, Net

The $5.5 million decrease in investment and other income, net for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to lower levels of cash and investment balances.

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

At September 30, 2025, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $583.2 million. We have had recurring losses and incurred a loss of $177.4 million for the nine months ended September 30, 2025. Net cash used in operations for the nine months ended September 30, 2025 was $147.0 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2025 are sufficient to meet estimated working capital requirements and fund current planned operations through 2027. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

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

Operating Activities

Net cash used in operating activities was $147.0 million for the nine months ended September 30, 2025 as compared to $125.3 million for the nine months ended September 30, 2024. The increase in net cash used in operating activities was primarily due to increases in research and development and general and administrative expenses, partially offset by a decrease in advance payments to clinical research and contract manufacturing organizations. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash provided by investing activities was $153.6 million for the nine months ended September 30, 2025 compared to net cash used in investing activities of $314.2 million for the nine months ended September 30, 2024. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $155.1 million for the nine months ended September 30, 2025 as compared to net purchases of marketable securities of $313.0 million for the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2025 as compared to $441.1 million for the nine months ended September 30, 2024. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from stock issuances.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at September 30, 2025 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2025, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

On November 10, 2025, the Company and Teri Lawver, the Company’s Chief Commercial Officer (the “Executive”), entered into an employment agreement (the “Employment Agreement”). The Employment Agreement provides, among other things, for: (i) an initial term through December 31, 2025 (the “Initial Term”), subject to automatic renewal for successive one-year periods unless either party provides 90 days’ prior written notice of its intent not to renew; (ii) an annual base salary of $550,000; (iii) eligibility for an annual bonus having a target of 45% of her then-current base salary; (iv) in the event that her employment is terminated without Cause or she resigns for Good Reason (each as defined in the Employment Agreement), or her employment is terminated at the end of the Initial Term or a Renewal Term as the result of the Company providing notice of non-renewal: (x) a lump sum cash severance payment equal to 100% of the Executive’s then existing annual base salary (not including bonus) and (y) in the event she timely elects to continue her health insurance employee benefits pursuant to COBRA, monthly payments equal to the applicable COBRA costs for a period of 18 months (the “Supplemental Payments”) and (v) in the event of her termination without Cause or resignation for Good Reason within one year immediately following a Change in Control (as defined in the Employment Agreement): (x) accelerated vesting of any unvested Equity Awards (as defined in the Employment Agreement), (y) a lump sum cash payment equal to 24 times the Executive’s highest monthly base compensation (not including bonus) during the 24-month period prior to the date of termination, plus 150% of the highest annual discretionary bonus received by the Executive during the 2 full fiscal years prior to the date of termination and (z) the Supplemental Payments.

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

EXHIBIT INDEX

Exhibit No.	Description
*†10.1	Employment Agreement, dated as of November 10, 2025, by and between Teri Lawver and Celldex Therapeutics, Inc.
*31.1	Certification of President and Chief Executive Officer.
*31.2	Certification of Senior Vice President and Chief Financial Officer.
**32.1	Section 1350 Certifications.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.

**Furnished herewith.

†Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 10, 2025	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: November 10, 2025	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)