Form 10-K
period 2025-12-31
Celldex Therapeutics, Inc.
filed 2026-02-25
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025 was $1.3 billion. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at February 13, 2026 was 66,566,346 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Boston, Massachusetts

CELLDEX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Spontaneous Urticaria (CSU): In February 2026, we announced that enrollment is complete in our Phase 3 studies in CSU and that topline data will be available in the fourth quarter of 2026. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to Week 12 of urticaria activity score compared to placebo) and was well tolerated. Patients on study continued to receive barzolvolimab and, in September 2024, we reported data from 52 weeks of treatment—demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In June 2025, Celldex presented longer term follow up data from the study. At 76 weeks, 7 months after the completion of dosing with barzolvolimab, over 40% of patients (150 mg Q4W) continued to experience profound, sustained complete response and improved quality of life;
-	Cold Urticaria (ColdU) and Symptomatic Dermographism (SD): We initiated a Phase 3 study in ColdU and SD in December 2025 and enrollment is ongoing. In July 2024, we announced that our Phase 2 study being conducted in two forms of chronic inducible urticaria (CIndU), ColdU and SD, achieved the primary efficacy endpoint (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab and, in November 2025, we reported data from 20 weeks of treatment—demonstrating sustained efficacy and a well tolerated safety profile over the longer treatment period;
-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN and enrollment was completed in December 2025. Topline data from the study is expected in summer 2026. Positive data from a Phase 1b study in PN was reported in November 2023; and
-	Atopic Dermatitis (AD): A Phase 2 study in AD was initiated in December 2024 and enrollment was completed in January 2026. Topline data from the study is expected in late 2026.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.
-	CDX-622 (TSLP & SCF): Our first bispecific candidate for inflammatory diseases is CDX-622 which targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. In November 2024, a Phase 1a dose-escalation study in healthy volunteers was initiated and enrollment was completed in January 2026. Positive data from the single ascending dose portion of the study was presented in October 2025. Data from the multiple ascending dose portion of the study and subcutaneous administration are anticipated in the third quarter of 2026. In January 2026, we initiated an open-label, single-dose Phase 1 proof of mechanism study in adults with mild to moderate asthma.

More detail on these programs is provided in the Clinical Development Programs section.

Our mission is to build a fully integrated, commercial-stage biopharmaceutical company that develops important therapies for patients with unmet medical needs. We believe our program assets provide us with the strategic options to either retain full economic rights to our innovative therapies or seek favorable economic terms through advantageous commercial partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product.

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

Barzolvolimab was initially studied in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. In July 2024, we initiated two Phase 3 studies in CSU. In February 2026, we announced that enrollment is complete in the Phase 3 studies and that topline data is expected in the fourth quarter of 2026. In November 2023, we reported that barzolvolimab achieved the primary efficacy endpoint in a Phase 2 study in CSU, with a statistically significant mean change from baseline to Week 12 of UAS7 (weekly urticaria activity score) compared to placebo and was well tolerated. In September 2024, we presented 52 week treatment data from the CSU study, demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In June 2025, we presented follow up data from this study through Week 76, 7 months after the completion of dosing with barzolvolimab, demonstrating ongoing profound, sustained complete response and improved quality of life. The study is complete. In April 2024, we announced enrollment was complete in the ongoing Phase 2 CIndU study. In July 2024, we announced that our Phase 2 study in CIndU achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab for 20 weeks of treatment and were then followed for up to 24 additional weeks without treatment. In November 2025, data from the 20 week placebo controlled treatment period were presented, demonstrating sustained efficacy and a favorable safety profile. Patients with returning or continuing symptoms were eligible to enroll into an open label extension (OLE). The study is now complete.

Based on the positive results reported in urticaria, we expanded development of barzolvolimab into additional indications where mast cells are believed to play an important role. We are conducting ongoing Phase 2 studies in prurigo nodularis (PN) and atopic dermatitis (AD). We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

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

In June of 2025, 52 week data on angioedema activity and additional measures of angioedema control were presented at the EAACI 2025 Congress. Barzolvolimab continued to demonstrate robust, durable and deepening improvements in angioedema symptoms over the treatment period. At Week 52, an 86% mean reduction from baseline was reported for 150 mg Q4W arm and an 82% reduction was reported for the 300 mg Q8W. Up to 77% of patients treated with barzolvolimab who had angioedema at baseline were angioedema free (AAS7=0) at Week 52, which we subsequently announced remained at up to 64% seven months after last dose. Patients treated with barzolvolimab were angioedema free up to 72% of the time over the 52 week treatment period. Up to 87% of patients reported clinically meaningful improvement (>8 point) in AAS7 at Week 52.

In June of 2025, long term follow up data from the Phase 2 CSU study were presented at the EAACI 2025 Congress. At Week 76, seven months after completion of dosing, patients continue to experience profound clinical benefit on study. Key highlights included:

●	UAS7 mean change from baseline at Week 76 was -20.42 for patients treated with 150 mg Q4W and -21.10 for patients treated with 300 mg Q8W.
●	41% of patients treated with barzolvolimab 150 mg Q4W and 35% of patients treated with 300 mg Q8W had a complete response (no itch/hives; UAS7=0) at Week 76.
●	56% of patients treated with barzolvolimab 150 mg Q4W and 47% of patients treated with 300 mg Q8W had well controlled disease (UAS7≤6) at Week 76.
●	48% of patients treated with barzolvolimab 150 mg Q4W and 40% of patients treated with 300 mg Q8W reported that CSU had no impact on their quality of life at 76 weeks as measured by the Dermatology Life Quality Index (DLQI). Current clinical guidelines recommend complete response (UAS7=0) as the goal of treatment and achieving complete response is directly correlated to the greatest improvements in quality of life for patients.
●	These robust responses and improvements in quality of life were observed regardless of prior omalizumab experience.
●	Barzolvolimab was well tolerated with a favorable safety profile through 76 weeks. No new safety signals were identified during the follow-up period. As expected, neutrophil counts returned to baseline following the completion of barzolvolimab treatment and the mild hair color changes and skin hypopigmentation observed on study were demonstrated to be reversible following discontinuation of treatment.

In September at EADV 2025, data were presented demonstrating rapid and strong efficacy regardless of baseline immunoglobulin E (IgE) levels. In November 2025, at the American College of Allergy, Asthma & Immunology’s Annual Scientific (ACAAI) Meeting, data were presented demonstrating that barzolvolimab leads to rapid and profound improvements in UCT7 scores with sustained disease control off treatment.

We believe these results strongly support the further development of barzolvolimab in CSU. In July 2024, we initiated two Phase 3 studies of barzolvolimab in CSU. The studies, EMBARQ-CSU1 and EMBARQ-CSU2, are designed to establish the efficacy and safety of barzolvolimab in adult patients with CSU who remain symptomatic despite H1 antihistamine treatment. Both Phase 3 trials are randomized, double-blind, placebo-controlled, parallel group, global studies (approximately 40 countries; 250 sites per study) where approximately 915 patients per trial will be randomized evenly to barzolvolimab 150 mg every 4 weeks (following 300 mg loading dose), barzolvolimab 300 mg every 8 weeks (following 450 mg loading dose) or placebo for 52 weeks. At 24 weeks, patients on placebo will be re-randomized to active treatment across both dosing groups. After completion of the 52 week treatment period, patients on study will continue to be followed for 16 weeks. The primary endpoint of the studies will evaluate the clinical effect of barzolvolimab in reducing urticaria activity (weekly urticaria activity score; UAS7) at Week 12. The studies are designed to detect a clinically meaningful difference between each of the active arms versus placebo in the overall population as well as in the subpopulation of omalizumab refractory participants. The primary endpoint analysis will be performed when all patients have completed the placebo controlled portion of the study at 24 weeks. Enrollment to the studies was completed in February 2026 and topline data will be available in Q4 2026. 1,939 patients were enrolled—the largest program conducted in antihistamine refractory CSU, including patients with advanced therapy experienced/refractory CSU. The studies included 43 countries and over 500 sites.

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

Patients on study continued to receive barzolvolimab for up to 20 weeks. Data from this longer term treatment period were presented in November 2025 at the ACAAI Annual Scientific Meeting. The data demonstrated sustained efficacy and a favorable safety profile over the 20 week placebo controlled treatment period. Key highlights at 20 weeks included:

●	Up to 66% of patients with ColdU and 49% of patients with SD obtained a complete response compared to 16% and 10% of patients on placebo, respectively.
●	Up to 78% of patients with ColdU and 58% of patients with SD obtained a partial or complete response compared to 25% and 16% of patients on placebo, respectively.

●	Marked improvement in critical temperature threshold (from baseline values of 18.7°C and 20.7°C to Week 20 values of 10.7°C and 9.2°C for barzolvolimab 150 mg Q4W and 300 mg Q8W, respectively compared to baseline values of 18.6°C to Week 20 values of 18.2°C for placebo) and friction thresholds (from baseline values of 3.6 and 3.6 pins to 1.5 and 1.4 pins for barzolvolimab 150 mg Q4W and 300 mg Q8W, respectively compared to baseline values of 3.6 pins to 2.9 pins for placebo) were observed over the course of the 20 week treatment period. Sustained improvement in itch reduction at the time of provocation testing (WI-NRSprovo) was also observed at Week 20.
●	After completing the treatment period, patients were eligible to enter a 24 week open label extension (OLE) upon resumption/continuation of symptoms. Consistent with the clinical endpoint results at Week 20, placebo-treated patients entered the OLE at a faster rate compared to barzolvolimab-treated patients.
●	Barzolvolimab was well tolerated with a favorable safety profile over the 20 week treatment period consistent with previous studies. There was no difference between active treatment (2%) and placebo groups (3%) in rate of discontinuations due to adverse events. Most adverse events for patients on study drug were grade 1 (mild), mechanism related (KIT) and, as demonstrated in previous studies, expected to be reversible. The most common adverse events occurring in greater than 10% of patients in any treatment group through Week 20 were hair color changes (18%; Grade 1, n=22 / Grade 2, n=2) and neutropenia (12%; Grade 1, n=9 / Grade 2, n=6). Neutropenia was transient and there was no association with infections.

We believe these results strongly support the further development of barzolvolimab in CIndU. In December 2025, we initiated a Phase 3 study of barzolvolimab in adult patients with ColdU and SD who remain symptomatic despite H1 antihistamine treatment. The Phase 3 trial (EMBARQ-ColdU and SD) is a randomized, double-blind, placebo-controlled, parallel group, global Phase 3 study (approximately 75 clinical trial sites across 7 countries) where approximately 240 participants will be enrolled to 2 separate cohorts (differentiated by subtype) to include approximately 120 participants with ColdU and 120 participants with SD. Participants in each cohort will be randomized in a 1:1 ratio to one of two treatment arms: cohort 1: barzolvolimab 150 mg every 4 weeks (Q4W) following a loading dose of 450 mg on Day 1 or cohort 2: matching placebo for 24 weeks. The primary endpoint of the study will evaluate the percentage of patients with complete response (negative provocation test) at Week 12 as assessed by the TempTest® in ColdU and the FricTest® in SD. After completing the treatment period, participants will continue to be followed for 16 weeks.

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

In April 2024, we initiated a Phase 2 subcutaneous study in PN. This randomized, double-blind, placebo-controlled, parallel group study is evaluating the efficacy and safety profile of 2 dose levels of barzolvolimab compared to placebo in approximately 120 patients with moderate to severe PN who had inadequate response to prescription topical medications, or for whom topical medications are medically inadvisable (such as concerns for safety). Patients are randomly assigned on a 1:1:1 ratio to receive barzolvolimab injections of 150 mg Q4W after an initial loading dose of 450 mg, 300 mg Q4W after an initial loading dose of 450 mg, or placebo during a 24‑week Treatment Phase. Participants then enter a follow-up phase with no study treatment for an additional 16 weeks through Week 40. The primary objective of this study is to evaluate the clinical effect of barzolvolimab, compared to placebo, on itch response as measured by the proportion of participants with ≥ 4-point improvement in the worst intensity itch per a numeric rating scale (WI-NRS). Secondary objectives include but are not limited to additional measures of itch response from baseline compared to different timepoints, the assessment of skin lesions as measured by the Investigator Global Assessment (IGA), QoL outcomes and safety. The study includes approximately 75 clinical trial centers worldwide, including the United States. Enrollment was completed in December 2025. Topline data from the study is expected in summer 2026.

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

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with moderate to severe AD. Approximately 120 patients will be randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at either 150 or 300 mg or placebo every 4 weeks after an initial loading dose of 450 mg or placebo during a 16-week placebo-controlled treatment phase. Participants randomized into the placebo arm will be re-randomized at Week 16 into 1 of the 2 active treatment arms. Patients then enter a 16-week active treatment phase, in which all patients will receive barzolvolimab every 4 weeks. The primary endpoint of the study is to evaluate the clinical efficacy of the two dose levels compared to placebo using the Peak Pruritus Numerical Rating Scale (PP-NRS) at Week 16, a well‐defined, reliable, sensitive and valid scale for evaluating worst itch intensity in adults with moderate‐to‐severe AD. Secondary endpoints include the evaluation of the clinical efficacy of barzolvolimab, compared to placebo across multiple patient-reported outcomes, including assessing impressions of disease change and severity and improvements in quality of life. When all clinical trial sites are open, the study includes approximately 40 clinical trial centers in the United States. Enrollment was completed in January 2026. Topline data from the study is expected in late 2026.

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

Additional Barzolvolimab Development Activities

The barzolvolimab manufacturing process has been successfully transferred and scaled up to produce larger cGMP batches at both Drug Substance (DS) and Drug Product (DP) commercial Contract Development and Manufacturing Organizations in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed and pre-filled syringes are actively being used in Phase 3 trials. In 2025, we initiated the Process Performance Qualification (PPQ) manufacturing runs for DS and anticipate the completion of those activities in 2026. We are currently preparing for the DP PPQ activities and expect to complete these activities in 2026.

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

In November 2024, we initiated a Phase 1 study of CDX-622 in healthy volunteers and enrollment was completed in January 2026. The Phase 1a clinical trial is a three-part, randomized, double-blind, placebo-controlled, dose escalation study designed to assess the safety, pharmacokinetics, and pharmacodynamics of CDX-622 in up to 80 healthy participants. A single dose of CDX-622 or placebo was administered intravenously (IV) once during Part 1. In Part 2, CDX-622 or placebo was administered IV every 2 weeks (Q2W) for up to 6 weeks following the first dose, for a total of 4 doses. In Part 3, a single dose of CDX-622 or placebo was administered subcutaneously once. Participants are followed for 12 weeks in all Parts following the last dose of study drug. The pharmacodynamic biomarkers from blood and skin will be highly informative on the ability of CDX-622 to engage and neutralize SCF and TSLP.

We presented positive data from the Phase 1 single ascending dose portion of the study (Part 1) at the CIA (Collegium Internationale Allergologicum) Biennial Symposium in October 2025. CDX-622 was well tolerated with no dose limiting toxicities and no emergent events related to systemic KIT inhibition. CDX-622 exhibited a good pharmacokinetic profile and induced rapid and sustained dose dependent reductions in serum tryptase, indicative of mast cell inhibition and depletion. The multiple ascending doses portion of the study (Part 2) and subcutaneous administration (Part 3) are ongoing with data expected in the third quarter of 2026.

In January 2026, we initiated an open-label, single-dose Phase 1 proof of mechanism study to assess the safety, pharmacodynamics, and pharmacokinetics of CDX-622 in adults with mild to moderate asthma. Participants will receive a single IV infusion of CDX-622 and be followed for 12 weeks. PD effects of CDX-622 on fractional exhaled nitric oxide (FeNO), absolute eosinophil count (AEC) and serum biomarkers, including TSLP- and SCF-related biomarkers, will be evaluated.

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

The following table is a summary of the competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to barzolvolimab for treatment of CSU, CIndU, PN, and AD.

Competitor	Competitor Product	Indication(s)
Abbvie	Rinvoq	AD
Akeso Bio	AKT120	AD
Amgen/Kiowa Kirin	Rocatinlimab	AD and PN
Celltrion	CT-P39, omalizumab biosimilar	CSU
Eli Lilly	Olumiant and Ebglyss	AD
Galderma/Chugai	Nemluvio	PN and AD
Genentech/Novartis	Xolair	CSU
Incyte	Povorcitinib	PN
Kashiv Biosciences	ADL-018 omalizumab biosimilar	CSU
Leo Pharma	Adbry	AD
Medimetriks	Difamilast	AD
Novartis	Remibrutinib	CSU and CIndU
Pfizer	Cibinqo	AD
Regeneron/Sanofi	Dupixent	CSU, PN, and AD
Sanofi	Amlitelimab	AD
Teva	Tev-45779, omalizumab biosimilar	CSU
Vanda Pharmaceuticals	Tradipitant	AD

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

Our barzolvolimab drug product is currently administered subcutaneously. The subcutaneous formulation allows for potential self-administration at home, eliminating the need for intravenous dosing in a hospital or clinic setting. The barzolvolimab manufacturing process has been successfully transferred and scaled up to produce larger cGMP batches at both Drug Substance (DS) and Drug Product (DP) commercial Contract Development and Manufacturing Organizations in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed and pre-filled syringes are actively being used in Phase 3 trials. In 2025, we initiated the Process Performance Qualification (PPQ) manufacturing runs for DS and anticipate the completion of those activities in 2026. We are currently preparing for the DP PPQ activities and expect to complete these activities in 2026.

Commercial Organization

We have limited commercial resourcing and experience in marketing, sales, distribution and product reimbursement. We have the capability to provide current and future market insights to our research and development organization regarding our potential drug candidates. On November 10, 2025, we announced the appointment of a new Chief Commercial Officer. In the future, we may choose to expand our commercial team and build a full-scale commercial organization which we believe could provide us the opportunity to retain marketing rights to our drug candidates and commercialize such products ourselves where we deem appropriate or pursue strategic partnerships to develop, sell, market and distribute our drug candidates where we deem appropriate.

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

The key patents and patent applications owned by us or licensed to us that we consider important to our current clinical programs include the following (except where stated otherwise, the indicated and estimated patent expiry dates are the estimated normal expirations if all maintenance fees and annuities are paid when due, and do not include any possible additional terms for Patent Term Adjustments (PTAs), Patent Term Extensions (PTEs), other term extensions or Supplementary Protection Certificates (SPCs), if these may be secured in due course):

●	We own a portfolio of patents and patent applications directed to barzolvolimab and other anti-KIT receptor antibodies. These patents and patent applications include claims directed to particular anti-KIT antibody compositions of matter, including barzolvolimab compositions of matter, and methods of using such antibodies. A composition of matter patent has been issued in the U.S. which would have an estimated patent expiry date in 2034 (this includes additional term due to PTA, but does not include any PTE if this may be secured in due course) and further U.S. patent applications are pending. Patents have also been issued in Europe, Japan, Canada, China, Australia, New Zealand, Israel, India, the Republic of Korea, the Russian Federation, Singapore, Brazil, Mexico, South Africa and certain other countries. Where issued the foregoing would have estimated normal patent expiry dates ranging from 2032 to 2033. Further (later filed) patent applications (relating to Fc sequences used in barzolvolimab and certain uses of barzolvolimab) are pending in the U.S., the European Patent Office, Japan, Canada, China, Australia, New Zealand, Israel, India, the Republic of Korea, the Eurasian Patent Office, Singapore, Brazil, Mexico and South Africa. If, when and where issued the latter would have estimated normal patent expiry dates in 2042.
●	We own a portfolio of pending patent applications directed to anti-SCF and anti-TSLP antibody sequences used in CDX-622 as compositions of matter. Patent applications are pending in the U.S., the European Patent Office, Japan, Canada, China, Australia, New Zealand, Israel, India, the Republic of Korea, the Eurasian Patent Office, Singapore, Brazil, Mexico and South Africa. If, when and where issued, any patents resulting from these patent applications would have estimated normal patent expiry dates in 2044.

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

As of December 31, 2025, we had 198 full-time employees, 30 of whom have Ph.D. and/or M.D. degrees. Of these employees, 166 were engaged in or directly support research and development activities. We consider our relationship with our employees to be good.

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

Research and Development

We have dedicated a significant portion of our resources to our efforts to develop our drug candidates. We incurred research and development expenses of $245.1 million, $163.6 million and $118.0 million during the years ended December 31, 2025, 2024 and 2023, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2026 as we continue to advance our drug candidates through clinical development.

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

Summary of Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

●	Risks related to our need for additional capital to fund our operations.
●	Risks related to the Merger Agreement and related Settlement Agreement with Kolltan.

Risks Related to Development and Regulatory Approval of Drug Candidates

●	Risks related to our ability to fund and complete the research and development activities and obtain regulatory approval for our program assets.

●	Risks related to the extensive and lengthy regulatory scrutiny to which we are subject.
●	Risks related to disruptions at the U.S. FDA and other government agencies caused by funding shortages or global health concerns.
●	Risks related to our ability to commence, enroll, manage and complete our clinical trials.
●	Risk of serious adverse or unacceptable side effects identified related to our drug candidates.
●	Risk related to showing that our drug candidates are effective and competitive with other therapies and approved products.
●	We may enter into collaboration agreements for our lead drug candidates that may not meet our expectations.

Risks Related to Commercialization of Our Drug Candidates

●	Risks related to delays, difficulties or unanticipated costs in establishing sales, marketing and distribution capabilities.
●	Risks related to the acceptance of our drug candidates by physicians, patients and third-party payors.
●	Risks related to reimbursement decisions by third-party payors.
●	Risks, including the terms of FDA approval, that could affect the demand for and sales and profitability of any of our drug candidates.
●	Risks related to the failure to obtain regulatory approvals in foreign jurisdictions and risks related to international operations if we do obtain regulatory approval in foreign jurisdictions.

Risks Related to Reliance on Third Parties

●	Risks related to our reliance on third parties.

Risks Related to Business Operations

●	Risks related to strategic transactions.
●	Risks related to managing our growth.
●	Risks related to our ability to integrate and modify our technologies to create new drugs.
●	Risks related to computer systems that we and third parties use and potential security breaches or operational impairment.
●	Risks related to hazardous materials.
●	Risks related to product liability claims.

Risks Related to Intellectual Property

●	Risks related to intellectual property.

Regulatory Risks

●	Risks related to the regulatory approval process for our drugs.

●	Risks related to changes in product candidate manufacturing or formulation.
●	Risks related to our compliance with laws and regulations.

Risks Related to Our Capital Stock

●	Risks related to our history of losses and uncertainty of future profitability.
●	Risks related to the volatility of our common stock.
●	Risks related to our use of our net operating loss carryforwards.

General Risk Factors

●	Risks related to internal controls over financial reporting.
●	Risks that our competitors may develop technologies that make ours obsolete.
●	Risks related to health epidemics and outbreaks.
●	Risks related to the global economy and supply chain disruptions.
●	Risks related to the loss of our key executives and scientists.
●	Risks that our employees may engage in misconduct or other improper activities.
●	Risks related to our compliance with the Nasdaq Listing Rules.
●	Risks related to private industries’ increased use of artificial intelligence, machine learning and certain automated decision-making technologies (“AI Technologies”) in business that may expand our limited use of these technologies.

Risks Related to Our Financial Condition and Capital Requirements

We currently have no product revenue and will need to raise capital to operate our business.

To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. We had an accumulated deficit of $1.8 billion as of December 31, 2025. Until, and unless, we complete clinical trials and other development activity, and receive approval from the FDA and other regulatory authorities, for our drug candidates, we cannot sell our drugs and will not have product revenue. We expect to spend substantial funds to continue the research, development and testing of our products that are in the preclinical and clinical testing stages of development and to prepare to commercialize products in anticipation of FDA approval. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, licensing fees and grants. Additional financing will be required to meet our liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete planned preclinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or curtail operations. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders. No assurance can be given that additional financing will be available to us when needed on acceptable terms, or at all.

We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, pay dividends on our common stock, obtain additional required funds and make required payments on our present or future indebtedness.

We expect to incur future losses and we may never become profitable.

We have incurred operating losses of $287.4 million, $195.1 million and $154.5 million during 2025, 2024, and 2023, respectively, and expect to incur an operating loss in 2026 and beyond. We believe that operating losses will continue in 2026 and beyond because we are planning to incur significant costs associated with the development of our drug candidates and, if we are successful in obtaining regulatory approval to market one or more of our product candidates, the marketing and commercialization of such approved product(s). During the years ended December 31, 2025, 2024 and 2023, we incurred $111.8 million, $73.0 million and $32.4 million in clinical trial expense and $47.1 million, $16.4 million and $24.1 million in contract manufacturing expense. Our net losses have had and will continue to have an adverse effect on, among other things, our stockholders’ equity, total assets and working capital.

Even if we are successful in obtaining regulatory approval for barzolvolimab or one or more of our other drug candidates, our ability to generate revenue will still be dependent on a number of factors outside of our control, including, the size of the addressable market, the label for which approval is granted, the accepted price for the product, and/or the ability to get and maintain adequate coverage and reimbursement. See “If our drug candidates for which we obtain regulatory approval do not achieve broad acceptance from physicians, patients and third-party payors, we may be unable to generate significant revenues, if any” below.

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

We expect to incur significant costs as we develop our drug candidates. The continuing development and commercialization of our drug candidates requires additional capital beyond our current resources. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $518.6 million. During the next twelve months and beyond, we will take further steps to raise additional capital to fund our long-term liquidity needs. Our capital raising activities may include, but may not be limited to, one or more of the following:

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

Disruptions at the U.S. FDA and other government agencies caused by funding shortages or otherwise could hinder their ability to hire and retain key leadership and other personnel, or otherwise review and process regulatory submissions in a timely manner, which could negatively impact our business.

The ability of the U.S. FDA to review and process regulatory submissions can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, policy changes, and other events that may otherwise affect the U.S. FDA’s ability to perform routine functions. For example, over the last several years, the U.S. government has shut down several times, including the most recent U.S. government shutdown which lasted from October 1, 2025 through November 12, 2025, and certain regulatory agencies, such as the U.S. FDA, have had to furlough U.S. FDA employees and suspend certain activities.

Disruptions at the U.S. FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs or continues, or if the U.S. FDA or other regulatory authorities is prevented from conducting their regular inspections, reviews, or other regulatory activities, for any reason, it could significantly impact the ability of the U.S. FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Related to Commercialization of Our Drug Candidates

We may face delays, difficulties or unanticipated costs in establishing and maintaining sales, marketing, market access, patient services and distribution capabilities or seeking a partnership for the commercialization of our drug candidates, even if regulatory approval is obtained.

We may retain full economic rights to our drug candidates or seek favorable economic terms through advantageous commercial partnerships. As a result, we may have full responsibility for commercialization of one or more of our drug candidates if and when they are approved for sale. We currently lack sufficient sales, marketing, market access, patient services and distribution capabilities to carry out this strategy. If any of our drug candidates are approved by the FDA, we will need a drug sales force with technical expertise and commercial-scale manufacturing capabilities prior to the commercialization of any of our drug candidates. We will also need to invest in new enterprise risk management programs to assist us with complying with the increasingly complex laws and requirements pertaining to commercial companies, including those related to regulatory oversight, financial reporting, and internal controls. We may not succeed in developing these new capabilities, the cost of establishing such capabilities may exceed any product revenue, or our direct marketing and sales efforts may be unsuccessful.

We may find it necessary to enter into strategic partnerships, co-promotion or other licensing arrangements. To the extent we enter into such strategic partnerships, co- promotion or other licensing arrangements, our product revenues may be lower than if we directly marketed and sold such drugs, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful and may not be within our control. If we are unable to enter into such strategic partnerships, co-promotion or other licensing arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future drug candidates. If we are not successful in commercializing any drug candidates for which we obtain regulatory approval, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may never achieve profitability or become unable to continue the operation of our business.

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

Even if we obtain regulatory approval for our drug candidates, our approved drugs may not gain market acceptance among physicians and patients. We believe that effectively marketing our drug candidates, if any of them are approved, will require substantial efforts, both prior to commercial launch and after approval. Physicians may elect not to prescribe our drugs, and patients may elect not to request or take them, for a variety of reasons, including:

●	limitations or warnings contained in a drug’s FDA-approved labeling;
●	changes in the standard of care or the availability of alternative drugs for the targeted indications for any of our drug candidates;
●	limitations in the approved indications for our drug candidates;
●	the approval, availability, market acceptance and reimbursement for the companion diagnostic, where applicable;
●	demonstrated clinical safety and efficacy compared to other drugs;
●	the prevalence and severity of adverse side effects;
●	effectiveness of education, sales, marketing and distribution support;
●	the ability of the third-party manufacturers we contract with to provide an adequate (in amount and quality) supply of product to support the market demand;
●	timing of market introduction and perceived effectiveness of competitive drugs;
●	price, cost-effectiveness and the extent to which any government action results in downward pressure on the price that we would receive for our drug candidates;
●	acceptance of our drug candidates as safe, effective and well-tolerated by patients and the medical community;

●	adverse publicity about our drug candidates or favorable publicity about competitive drugs;
●	convenience and ease of administration of our drug candidates;
●	our potential involvement in lawsuits in connection with enforcing intellectual property rights in and to our drug candidates; and
●	willingness of third-party payors to reimburse for the cost of our drug candidates.

If our future drugs, if any, fail to achieve market acceptance or we fail to secure and maintain adequate coverage and reimbursement for our future drugs, if any, we will not be able to generate significant revenues and may never achieve profitability.

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

Before granting the MA, the European Medicines Agency or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Similar regulatory review and risk-benefit assessments may apply to other regulatory authorities and payer bodies in markets around the world.

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

The biopharmaceutical industry is subject to extensive legislative and regulatory obligations and policies that may be subject to change, which could increase the difficulty and cost for us to progress our clinical programs, obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

The U.S. biopharmaceutical industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or government actions. Legislative and regulatory agendas as they relate to the biopharmaceutical industry are currently uncertain. Changes in the regulatory approval process, or substantial reductions in the personnel who oversee that process, increase the difficulty and cost for us to progress our clinical programs, obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

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

Additionally, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. OBBBA or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our addressable market if we are successful in obtaining regulatory approval for one or more of our drug candidates.

Moreover, the current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Since then, other pharmaceutical companies have entered similar agreements. In addition, CMS has released several drug pricing proposed rules in the form of demonstration projects that test whether most favored pricing could increase prescription drug affordability in the United States. If adopted, these rules would implement new, mandatory drug rebate schemes for select drugs in Medicare Parts B and D.

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

We and our current and future third party collaborators may rely on government programs or agencies, such as the National Institutes for Health (“NIH”), as a source of grant funding for scientific research relevant to our product candidates. Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. For example, earlier in 2025, the U.S. government adopted a new policy that would limit National Institutes of Health research funding for “indirect costs” to 15% of grants, which is an important form of funding for medical research at universities, medical schools, research hospitals and other scientific institutions and is significantly below what many institutions have been receiving for indirect costs. Although these reductions are the subject of legal challenges, they may remain in place. Reductions in NIH grants to us or our third-party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates.

We expect additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We rely on CDMOs, some of whom are our single source manufacturers, over whom we have limited control. Should the cost, delivery and quality of clinical materials manufactured by us in our Fall River facility or supplied by CDMOs vary to our disadvantage, our business operations could suffer significant harm.

We are a research and development company and have limited experience in commercial manufacturing. To conduct late-stage clinical trials, as well as manufacture and commercialize our drug candidates, we engage CDMOs in the U.S and outside the U.S. to manufacture our drug candidates on a large scale at a competitive cost and in accordance with cGMP and U.S. and foreign regulatory requirements, as applicable. We also rely on CDMOs for filling, labeling and storage for studies inside and outside the U.S. Moreover, some of our CDMOs are currently single source manufacturers. While we plan to try to obtain multiple sources in the future, the lack of a second source at this time could expose us to a number of risks related to our supply chain if and when we become a commercial stage company, including delivery failure and drug shortages. To date, we have no qualified alternative sources for these single source CDMOs. Any manufacturing failures or compliance issues at our CDMOs could cause delays in our clinical studies or commercialization of our drug candidates.

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

Our leading drug candidates require specialized manufacturing capabilities and processes. We may face difficulty in securing commitments from U.S. and foreign CDMOs as these manufacturers could be unwilling or unable to accommodate our needs. Relying on foreign manufacturers involves peculiar and increased risks, including the risk relating to the difficulty foreign manufacturers may face in complying with cGMP requirements as a result of language barriers, lack of familiarity with cGMP or the FDA regulatory process, supply chain issues or other causes, economic or political instability in or affecting the home countries of our foreign manufacturers, shipping delays, potential changes in foreign regulatory laws governing the sales of our product supplies, fluctuations in foreign currency exchange rates and the imposition or application of trade restrictions, including tariffs.

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

Our computer systems and those of our CROs, CDMOs, and other contractors and consultants are vulnerable to damage from cyberattacks, malicious intrusion, computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters, terrorism, war and telecommunication, electrical failures or other significant disruption even with a cybersecurity risk mitigation program developed by our enterprise, including management of our vendors. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by traditional computer “hackers,” threat actors, personnel (such as through theft, inadvertent mistake or misuse), sophisticated nation-state and nation-state-supported actors, sovereign governments and cyber terrorists, have generally increased over time, including for geopolitical reasons and in conjunction with military conflicts and defense activities, along with the number, intensity and sophistication of attempted attacks and intrusions from around the world. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain and ability to produce and distribute our products and product candidates. If any such events were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, the risk of cyber-attacks or other privacy or data security incidents may be heightened due to common, external attempts to attack our information technology systems and data using means such as phishing, deepfakes, other social engineering and vulnerability exploitation. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or commercialization of our drug candidates could be delayed.

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

Biotechnology patents involve complex legal, scientific and factual questions and are highly uncertain and may also result in different outcomes in different territories. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other territories may diminish the value of our patents or reduce the scope of our patent protection. To date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents, particularly in regard to patents for technologies for human uses like those we use in our business. We cannot predict whether the patents we or our licensors seek will issue. If such patents are issued, a competitor may challenge them and may potentially have them revoked or limit their scope, for example based on existing or newly identified prior art or other issues of validity. Moreover, our patents may not afford effective protection against competitors with similar technology. A successful challenge to any one of our patents could result in a third party’s ability to use the technology covered by the patent. We also face the risk that others will infringe, avoid or circumvent our patents. Technology that we license from others is subject to similar risks and this could harm our ability to use that technology. If we, or a company that licenses technology to us, were not the first creator of an invention that we use, and/or if inventorship were to be decided against us (or our licensor) in any relevant litigation, our use of the underlying product or technology will face restrictions, including elimination, and our ability to defend and/or enforce any affected patent rights could also be materially harmed.

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

If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may affect, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal health care program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security and availability of individually identifiable electronic health information;
●	the federal transparency requirements under the Patient Protection and Affordable Care Act of 2010 (“ACA”) requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;
●	state law and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

●	state and federal laws, such as the Physician Sunshine Act, directed at generating transparency on financial issues, including drug prices and payments made by drug companies to various entities and individuals involved in healthcare.

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

We are subject to various domestic and international privacy and security regulations related to personal information, including health information, that are applicable to our business and associated data processing activities. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data was collected or used. In the United States, we are subject to various state and federal privacy and data security regulations, including but not limited to HIPAA and as amended by the HITECH Act. HIPAA imposes specified requirements relating to the privacy, security and availability of individually identifiable electronic health information, and mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of personal health information, which require the adoption of administrative, physical and technical safeguards to protect such information. We may also be subject to state security breach notification laws, state laws protecting the privacy and security of health and personal information, and federal and state consumer protections laws which regulate the collection, use, disclosure and transmission of personal information. These laws may overlap and conflict with each other, and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. We are also subject to the EU General Data Protection Regulation 2016/679 (“GDPR”). Violations of the GDPR can carry hefty fines. In addition, we may be subject to additional national laws and regulations that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. If we fail to comply with applicable data protection laws and regulations, we could be subject to penalties or sanctions, including criminal penalties. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues.

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

We have had no commercial revenue to date from sales of our drug candidates. We had an accumulated deficit of $1.8 billion as of December 31, 2025. We expect to spend substantial funds to continue the research and development testing of our drug candidates.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2024 through December 2025, the market price of our common stock has fluctuated from a high of $53.18 per share in the first quarter of 2024, to a low of $14.40 per share in the second quarter of 2025. Our progress in developing and commercializing our products, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Our ability to use our net operating loss carryforwards will be subject to limitation and, under certain circumstances, may be eliminated.

As of December 31, 2025, we had net operating loss carryforwards, or NOLs, of approximately $842.9 million for federal income tax purposes, and $1.0 billion for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, utilization of our net operating loss and research and development credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, as well as similar state provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

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

Biotechnology, pharmaceuticals and therapeutics are rapidly evolving fields in which scientific and technological developments are expected to continue at a rapid pace. We have many competitors in the U.S. and abroad. The following table is a summary of the competitors of which we are aware that have initiated a Phase 3 study or have obtained marketing approval for a potentially competitive drug to barzolvolimab for treatment of CSU, CIndU, PN and AD.

Competitor	Competitor Product	Indication(s)
Abbvie	Rinvoq	AD
Akeso Bio	AKT120	AD
Amgen/Kiowa Kirin	Rocatinlimab	AD and PN
Celltrion	CT-P39, omalizumab biosimilar	CSU
Eli Lilly	Olumiant and Ebglyss	AD
Galderma/Chugai	Nemluvio	PN and AD
Genentech/Novartis	Xolair	CSU
Incyte	Povorcitinib	PN
Kashiv Biosciences	ADL-018 omalizumab biosimilar	CSU
Leo Pharma	Adbry	AD
Medimetriks	Difamilast	AD
Novartis	Remibrutinib	CSU and CIndU
Pfizer	Cibinqo	AD
Regeneron/Sanofi	Dupixent	CSU, PN, and AD
Sanofi	Amlitelimab	AD
Teva	Tev-45779, omalizumab biosimilar	CSU
Vanda Pharmaceuticals	Tradipitant	AD

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

The regulatory framework for AI Technologies is rapidly evolving and any failure or perceived failure by us or our employees, representatives, contractors, consultants, CROs, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expand resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, CROs, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

To effectively prevent, detect and respond to cybersecurity threats, we maintain a cyber risk management program under the responsibility of the head of the Information Technology (“IT”) function. Our IT head has more than 25 years of IT experience in the biopharmaceutical industry, where she has been responsible for technology leadership and digital transformation across core operations. Management and administration of cybersecurity systems and activities are primarily outsourced to consultants who have cross-functional expertise in cyber security and who perform the work under the supervision of the IT head. Our IT head, in turn reports to the Senior Vice-President and General Counsel who is responsible for and knowledgeable of legal and contractual cybersecurity risk for the organization. The program is comprised of policies, standards, architecture, and processes, which are reviewed and updated on a periodic basis. The program leverages a multilayered approach of utilizing different practices, technologies, vendors or techniques without an overreliance on a single vendor. We engage with consultants to help develop and evidence the policies, standards, and processes in a manner consistent with applicable legal requirements. We also evaluate and adopt cybersecurity software from reputable vendors in cybersecurity, including software as a service solutions backed by a Security Operations Center. We also engage separate third parties to provide penetration testing, risk consulting, cybersecurity incident assessment and forensics, as necessary and in addition to IT’s internal risk assessment processes. We work with many companies that provide hosted software or support for software systems. It is important for these companies to also have effective cybersecurity measures to protect data and systems. We have a self-attestation form to assess cybersecurity readiness that is sent to select vendors based on a risk assessment. For certain vendors, we request System and Organization Controls (SOC) reports or similar documents to provide assurance that the vendors have audited practices or practices in keeping with our legal requirements even if SOC audit documentation does not exist. We have also engaged legal counsel to advise on cybersecurity matters and we have developed an escalation protocol to report cybersecurity incidents as legally required. No material cybersecurity incidents have occurred to date.

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

Governance; Board Oversight

Our Audit Committee is responsible for reviewing our information security programs, including cybersecurity. Our IT team provides regular updates to the Audit Committee on our IT security strategy, secure score assessments, penetration testing results, and status of risk mitigation activities, where applicable. In 2025, our IT team met with the Audit Committee 4 times. Our IT team also notifies the Audit Committee and Executive Committee of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities, as appropriate.

Item 2. PROPERTIES

As of December 31, 2025, our significant leased properties are described below.

	Approximate
Property Location	Square Feet	Use	Lease Expiration Date
Hampton, New Jersey	33,400	Headquarters, Office and Laboratory	July 2027(1)
Fall River, Massachusetts	36,300	Manufacturing, Office and Laboratory	July 2027(2)
New Haven, Connecticut	17,700	Office and Laboratory	October 2026(3)
(1)	Lease includes two renewal options of two years.
(2)	Lease includes one renewal option of three years.
(3)	In September 2025, we signed a new lease in New Haven, Connecticut to which we will relocate our existing New Haven operations to in 2026. The lease covers approximately 40,400 square feet of office and laboratory space and is scheduled to commence in 2026. The initial lease term is 5.5 years with three renewal options of five years each.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Capital Market (NASDAQ) under the symbol “CLDX.” As of February 13, 2026, there were approximately 120 shareholders of record of our common stock. On February 13, 2026 the closing price of our common stock, as reported by NASDAQ, was $23.00 per share. We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

CELLDEX THERAPEUTICS, INC., NASDAQ MARKET INDEX — U.S. AND PEER GROUP INDICES

The graph below compares the cumulative total stockholder return on the common stock for the period from December 31, 2020 through December 31, 2025, with the cumulative return on (i) NASDAQ U.S. Benchmark TR Index and (ii) NASDAQ Pharmaceutical (Subsector) Index. The comparison assumes investment of $100 on December 31, 2020 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The points on the graph are as of December 31 of the year indicated.

	2020	2021	2022	2023	2024	2025
Celldex Therapeutics, Inc.	$100	$221	$254	$226	$144	$155
NASDAQ U.S. Benchmark TR Index	$100	$126	$101	$128	$159	$187
NASDAQ Pharmaceutical (Subsector) Index	$100	$124	$139	$144	$156	$201

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Spontaneous Urticaria (CSU): In February 2026, we announced that enrollment is complete in our Phase 3 studies in CSU and that topline data will be available in the fourth quarter of 2026. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to Week 12 of urticaria activity score compared to placebo) and was well tolerated. Patients on study continued to receive barzolvolimab and, in September 2024, we reported data from 52 weeks of treatment—demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In June 2025, Celldex presented longer term follow up data from the study. At 76 weeks, 7 months after the completion of dosing with barzolvolimab, over 40% of patients (150 mg Q4W) continued to experience profound, sustained complete response and improved quality of life;
-	Cold Urticaria (ColdU) and Symptomatic Dermographism (SD): We initiated a Phase 3 study in ColdU and SD in December 2025 and enrollment is ongoing. In July 2024, we announced that our Phase 2 study being conducted in two forms of chronic inducible urticaria (CIndU), ColdU and SD, achieved the primary efficacy endpoint (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab and, in November 2025, we reported data from 20 weeks of treatment—demonstrating sustained efficacy and a well tolerated safety profile over the longer treatment period;
-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN and enrollment was completed in December 2025. Topline data from the study is expected in summer 2026. Positive data from a Phase 1b study in PN was reported in November 2023; and
-	Atopic Dermatitis (AD): A Phase 2 study in AD was initiated in December 2024 and enrollment was completed in January 2026. Topline data from the study is expected in late 2026.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.
-	CDX-622 (TSLP & SCF): Our first bispecific candidate for inflammatory diseases is CDX-622 which targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. In November 2024, a Phase 1a dose-escalation study in healthy volunteers was initiated and enrollment was completed in January 2026. Positive data from the single ascending dose portion of the study was presented in October 2025. Data from the multiple ascending dose portion of the study and subcutaneous administration are anticipated in the third quarter of 2026. In January 2026, we initiated an open-label, single-dose Phase 1 proof of mechanism study in adults with mild to moderate asthma.

More detail on these programs is provided in the Clinical Development Programs section.

Our mission is to build a fully integrated, commercial-stage biopharmaceutical company that develops important therapies for patients with unmet medical needs. We believe our program assets provide us with the strategic options to either retain full economic rights to our innovative therapies or seek favorable economic terms through advantageous commercial partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product.

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

During the past five years through December 31, 2025, we incurred an aggregate of $662.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the years ended December 31, 2025, 2024 and 2023. The amounts disclosed in the following table reflect direct research and development costs and an allocation of indirect research and development costs to each program.

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(In thousands)
Barzolvolimab/Anti-KIT Program	$198,329	$123,750	$79,913
CDX-622	18,958	17,341	16,299
Other Programs	27,787	22,459	21,799
Total R&D Expense	$245,074	$163,550	$118,011

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

Barzolvolimab was initially studied in chronic spontaneous urticaria (CSU) and chronic inducible urticaria (CIndU), diseases where mast cell degranulation plays a central role in the onset and progression of the disease. In July 2024, we initiated two Phase 3 studies in CSU. In February 2026, we announced that enrollment is complete in the Phase 3 studies and that topline data is expected in the fourth quarter of 2026. In November 2023, we reported that barzolvolimab achieved the primary efficacy endpoint in a Phase 2 study in CSU, with a statistically significant mean change from baseline to Week 12 of UAS7 (weekly urticaria activity score) compared to placebo and was well tolerated. In September 2024, we presented 52 week treatment data from the CSU study, demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In June 2025, we presented follow up data from this study through Week 76, 7 months after the completion of dosing with barzolvolimab, demonstrating ongoing profound, sustained complete response and improved quality of life. The study is complete. In April 2024, we announced enrollment was complete in the ongoing Phase 2 CIndU study. In July 2024, we announced that our Phase 2 study in CIndU achieved the primary efficacy endpoint, (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab for 20 weeks of treatment and were then followed for up to 24 additional weeks without treatment. In November 2025, data from the 20 week placebo controlled treatment period were presented, demonstrating sustained efficacy and a favorable safety profile. Patients with returning or continuing symptoms were eligible to enroll into an open label extension (OLE). The study is now complete.

Based on the positive results reported in urticaria, we expanded development of barzolvolimab into additional indications where mast cells are believed to play an important role. We are conducting ongoing Phase 2 studies in prurigo nodularis (PN) and atopic dermatitis (AD). We continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

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

In June of 2025, 52 week data on angioedema activity and additional measures of angioedema control were presented at the EAACI 2025 Congress. Barzolvolimab continued to demonstrate robust, durable and deepening improvements in angioedema symptoms over the treatment period. At Week 52, an 86% mean reduction from baseline was reported for 150 mg Q4W arm and an 82% reduction was reported for the 300 mg Q8W. Up to 77% of patients treated with barzolvolimab who had angioedema at baseline were angioedema free (AAS7=0) at Week 52, which we subsequently announced remained at up to 64% seven months after last dose. Patients treated with barzolvolimab were angioedema free up to 72% of the time over the 52 week treatment period. Up to 87% of patients reported clinically meaningful improvement (>8 point) in AAS7 at Week 52.

In June of 2025, long term follow up data from the Phase 2 CSU study were presented at the EAACI 2025 Congress. At Week 76, seven months after completion of dosing, patients continue to experience profound clinical benefit on study. Key highlights included:

●	UAS7 mean change from baseline at Week 76 was -20.42 for patients treated with 150 mg Q4W and -21.10 for patients treated with 300 mg Q8W.
●	41% of patients treated with barzolvolimab 150 mg Q4W and 35% of patients treated with 300 mg Q8W had a complete response (no itch/hives; UAS7=0) at Week 76.
●	56% of patients treated with barzolvolimab 150 mg Q4W and 47% of patients treated with 300 mg Q8W had well controlled disease (UAS7≤6) at Week 76.
●	48% of patients treated with barzolvolimab 150 mg Q4W and 40% of patients treated with 300 mg Q8W reported that CSU had no impact on their quality of life at 76 weeks as measured by the Dermatology Life Quality Index (DLQI). Current clinical guidelines recommend complete response (UAS7=0) as the goal of treatment and achieving complete response is directly correlated to the greatest improvements in quality of life for patients.
●	These robust responses and improvements in quality of life were observed regardless of prior omalizumab experience.
●	Barzolvolimab was well tolerated with a favorable safety profile through 76 weeks. No new safety signals were identified during the follow-up period. As expected, neutrophil counts returned to baseline following the completion of barzolvolimab treatment and the mild hair color changes and skin hypopigmentation observed on study were demonstrated to be reversible following discontinuation of treatment.

In September at EADV 2025, data were presented demonstrating rapid and strong efficacy regardless of baseline immunoglobulin E (IgE) levels. In November 2025, at the American College of Allergy, Asthma & Immunology’s Annual Scientific (ACAAI) Meeting, data were presented demonstrating that barzolvolimab leads to rapid and profound improvements in UCT7 scores with sustained disease control off treatment.

We believe these results strongly support the further development of barzolvolimab in CSU. In July 2024, we initiated two Phase 3 studies of barzolvolimab in CSU. The studies, EMBARQ-CSU1 and EMBARQ-CSU2, are designed to establish the efficacy and safety of barzolvolimab in adult patients with CSU who remain symptomatic despite H1 antihistamine treatment. Both Phase 3 trials are randomized, double-blind, placebo-controlled, parallel group, global studies (approximately 40 countries; 250 sites per study) where approximately 915 patients per trial will be randomized evenly to barzolvolimab 150 mg every 4 weeks (following 300 mg loading dose), barzolvolimab 300 mg every 8 weeks (following 450 mg loading dose) or placebo for 52 weeks. At 24 weeks, patients on placebo will be re-randomized to active treatment across both dosing groups. After completion of the 52 week treatment period, patients on study will continue to be followed for 16 weeks. The primary endpoint of the studies will evaluate the clinical effect of barzolvolimab in reducing urticaria activity (weekly urticaria activity score; UAS7) at Week 12. The studies are designed to detect a clinically meaningful difference between each of the active arms versus placebo in the overall population as well as in the subpopulation of omalizumab refractory participants. The primary endpoint analysis will be performed when all patients have completed the placebo controlled portion of the study at 24 weeks. Enrollment to the studies was completed in February 2026 and topline data will be available in Q4 2026. 1,939 patients were enrolled—the largest program conducted in antihistamine refractory CSU, including patients with advanced therapy experienced/refractory CSU. The studies included 43 countries and over 500 sites.

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

Patients on study continued to receive barzolvolimab for up to 20 weeks. Data from this longer term treatment period were presented in November 2025 at the ACAAI Annual Scientific Meeting. The data demonstrated sustained efficacy and a favorable safety profile over the 20 week placebo controlled treatment period. Key highlights at 20 weeks included:

●	Up to 66% of patients with ColdU and 49% of patients with SD obtained a complete response compared to 16% and 10% of patients on placebo, respectively.
●	Up to 78% of patients with ColdU and 58% of patients with SD obtained a partial or complete response compared to 25% and 16% of patients on placebo, respectively.

●	Marked improvement in critical temperature threshold (from baseline values of 18.7°C and 20.7°C to Week 20 values of 10.7°C and 9.2°C for barzolvolimab 150 mg Q4W and 300 mg Q8W, respectively compared to baseline values of 18.6°C to Week 20 values of 18.2°C for placebo) and friction thresholds (from baseline values of 3.6 and 3.6 pins to 1.5 and 1.4 pins for barzolvolimab 150 mg Q4W and 300 mg Q8W, respectively compared to baseline values of 3.6 pins to 2.9 pins for placebo) were observed over the course of the 20 week treatment period. Sustained improvement in itch reduction at the time of provocation testing (WI-NRSprovo) was also observed at Week 20.
●	After completing the treatment period, patients were eligible to enter a 24 week open label extension (OLE) upon resumption/continuation of symptoms. Consistent with the clinical endpoint results at Week 20, placebo-treated patients entered the OLE at a faster rate compared to barzolvolimab-treated patients.
●	Barzolvolimab was well tolerated with a favorable safety profile over the 20 week treatment period consistent with previous studies. There was no difference between active treatment (2%) and placebo groups (3%) in rate of discontinuations due to adverse events. Most adverse events for patients on study drug were grade 1 (mild), mechanism related (KIT) and, as demonstrated in previous studies, expected to be reversible. The most common adverse events occurring in greater than 10% of patients in any treatment group through Week 20 were hair color changes (18%; Grade 1, n=22 / Grade 2, n=2) and neutropenia (12%; Grade 1, n=9 / Grade 2, n=6). Neutropenia was transient and there was no association with infections.

We believe these results strongly support the further development of barzolvolimab in CIndU. In December 2025, we initiated a Phase 3 study of barzolvolimab in adult patients with ColdU and SD who remain symptomatic despite H1 antihistamine treatment. The Phase 3 trial (EMBARQ-ColdU and SD) is a randomized, double-blind, placebo-controlled, parallel group, global Phase 3 study (approximately 75 clinical trial sites across 7 countries) where approximately 240 participants will be enrolled to 2 separate cohorts (differentiated by subtype) to include approximately 120 participants with ColdU and 120 participants with SD. Participants in each cohort will be randomized in a 1:1 ratio to one of two treatment arms: cohort 1: barzolvolimab 150 mg every 4 weeks (Q4W) following a loading dose of 450 mg on Day 1 or cohort 2: matching placebo for 24 weeks. The primary endpoint of the study will evaluate the percentage of patients with complete response (negative provocation test) at Week 12 as assessed by the TempTest® in ColdU and the FricTest® in SD. After completing the treatment period, participants will continue to be followed for 16 weeks.

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

In April 2024, we initiated a Phase 2 subcutaneous study in PN. This randomized, double-blind, placebo-controlled, parallel group study is evaluating the efficacy and safety profile of 2 dose levels of barzolvolimab compared to placebo in approximately 120 patients with moderate to severe PN who had inadequate response to prescription topical medications, or for whom topical medications are medically inadvisable (such as concerns for safety). Patients are randomly assigned on a 1:1:1 ratio to receive barzolvolimab injections of 150 mg Q4W after an initial loading dose of 450 mg, 300 mg Q4W after an initial loading dose of 450 mg, or placebo during a 24‑week Treatment Phase. Participants then enter a follow-up phase with no study treatment for an additional 16 weeks through Week 40. The primary objective of this study is to evaluate the clinical effect of barzolvolimab, compared to placebo, on itch response as measured by the proportion of participants with ≥ 4-point improvement in the worst intensity itch per a numeric rating scale (WI-NRS). Secondary objectives include but are not limited to additional measures of itch response from baseline compared to different timepoints, the assessment of skin lesions as measured by the Investigator Global Assessment (IGA), QoL outcomes and safety. The study includes approximately 75 clinical trial centers worldwide, including the United States. Enrollment was completed in December 2025. Topline data from the study is expected in summer 2026.

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

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with moderate to severe AD. Approximately 120 patients will be randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at either 150 or 300 mg or placebo every 4 weeks after an initial loading dose of 450 mg or placebo during a 16-week placebo-controlled treatment phase. Participants randomized into the placebo arm will be re-randomized at Week 16 into 1 of the 2 active treatment arms. Patients then enter a 16-week active treatment phase, in which all patients will receive barzolvolimab every 4 weeks. The primary endpoint of the study is to evaluate the clinical efficacy of the two dose levels compared to placebo using the Peak Pruritus Numerical Rating Scale (PP-NRS) at Week 16, a well‐defined, reliable, sensitive and valid scale for evaluating worst itch intensity in adults with moderate‐to‐severe AD. Secondary endpoints include the evaluation of the clinical efficacy of barzolvolimab, compared to placebo across multiple patient-reported outcomes, including assessing impressions of disease change and severity and improvements in quality of life. When all clinical trial sites are open, the study includes approximately 40 clinical trial centers in the United States. Enrollment was completed in January 2026. Topline data from the study is expected in late 2026.

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

Additional Barzolvolimab Development Activities

The barzolvolimab manufacturing process has been successfully transferred and scaled up to produce larger cGMP batches at both Drug Substance (DS) and Drug Product (DP) commercial Contract Development and Manufacturing Organizations in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed and pre-filled syringes are actively being used in Phase 3 trials. In 2025, we initiated the Process Performance Qualification (PPQ) manufacturing runs for DS and anticipate the completion of those activities in 2026. We are currently preparing for the DP PPQ activities and expect to complete these activities in 2026.

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

In November 2024, we initiated a Phase 1 study of CDX-622 in healthy volunteers and enrollment was completed in January 2026. The Phase 1a clinical trial is a three-part, randomized, double-blind, placebo-controlled, dose escalation study designed to assess the safety, pharmacokinetics, and pharmacodynamics of CDX-622 in up to 80 healthy participants. A single dose of CDX-622 or placebo was administered intravenously (IV) once during Part 1. In Part 2, CDX-622 or placebo was administered IV every 2 weeks (Q2W) for up to 6 weeks following the first dose, for a total of 4 doses. In Part 3, a single dose of CDX-622 or placebo was administered subcutaneously once. Participants are followed for 12 weeks in all Parts following the last dose of study drug. The pharmacodynamic biomarkers from blood and skin will be highly informative on the ability of CDX-622 to engage and neutralize SCF and TSLP.

We presented positive data from the Phase 1 single ascending dose portion of the study (Part 1) at the CIA (Collegium Internationale Allergologicum) Biennial Symposium in October 2025. CDX-622 was well tolerated with no dose limiting toxicities and no emergent events related to systemic KIT inhibition. CDX-622 exhibited a good pharmacokinetic profile and induced rapid and sustained dose dependent reductions in serum tryptase, indicative of mast cell inhibition and depletion. The multiple ascending doses portion of the study (Part 2) and subcutaneous administration (Part 3) are ongoing with data expected in the third quarter of 2026.

In January 2026, we initiated an open-label, single-dose Phase 1 proof of mechanism study to assess the safety, pharmacodynamics, and pharmacokinetics of CDX-622 in adults with mild to moderate asthma. Participants will receive a single IV infusion of CDX-622 and be followed for 12 weeks. PD effects of CDX-622 on fractional exhaled nitric oxide (FeNO), absolute eosinophil count (AEC) and serum biomarkers, including TSLP- and SCF-related biomarkers, will be evaluated.

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

Our contingent consideration arose in connection with our acquisition of Kolltan. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings. As of December 31, 2025, the fair value of our contingent consideration was $0.0 million. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.

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

Stock-Based Compensation Expense

We record stock-based compensation expense for all stock-based awards made to employees, consultants and non-employee directors based on the estimated fair values of the stock-based awards expected to vest at the grant date and adjust, if necessary, to reflect actual forfeitures. Our estimates of employee, consultant and non-employee director stock option values rely on estimates of future uncertain events. Significant assumptions include the use of historical volatility to estimate the expected stock price volatility. We also estimate expected term based on historical exercise patterns. For consultant and non-employee director grants, we may elect to use the contractual term as the expected term in the option-pricing model. Actual volatility and lives of options may be significantly different from our estimates. Compensation expense for all stock-based awards is recognized using the straight-line method over the term of vesting or performance.

RESULTS OF OPERATIONS

Year Ended December 31, 2025 compared with Year Ended December 31, 2024

	Year Ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2025	2024	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$97	$13	$84	646%
Contracts and grants	1,448	7,007	(5,559)	(79)%
Total revenues	$1,545	$7,020	$(5,475)	(78)%
Operating expenses:
Research and development	245,074	163,550	81,524	50%
General and administrative	43,838	38,548	5,290	14%
Total operating expenses	288,912	202,098	86,814	43%
Operating loss	(287,367)	(195,078)	92,289	47%
Investment and other income, net	28,610	37,215	(8,605)	(23)%
Net loss	$(258,757)	$(157,863)	$100,894	64%

Net Loss

The $100.9 million increase in net loss for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to an increase in research and development expenses related to barzolvolimab and a decrease in investment and other income, net.

Revenue

The $5.6 million decrease in contracts and grants revenue for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a decrease in services performed under our manufacturing and research and development agreements with Rockefeller University. We expect revenue to decrease over the next twelve months as a result of a decrease in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Year Ended		Increase/
	December 31,		(Decrease)
	2025	2024	$	%

	(In thousands)
Personnel	$57,204	$51,906	$5,298	10%
Laboratory supplies	5,997	5,611	386	7%
Facility	5,301	5,094	207	4%
Product development	161,096	90,604	70,492	78%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $5.3 million increase in personnel expenses for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to higher stock-based compensation expense and an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services and other related expenses incurred in the development of our technology. The $0.4 million increase in laboratory supply expenses for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the year ended December 31, 2025 were relatively consistent with the year ended December 31, 2024. In September 2025, we signed a new lease in New Haven, Connecticut to which we will relocate our existing New Haven operations to in 2026. We expect facility expenses to increase over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $70.5 million increase in product development expenses for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to increases in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $5.3 million increase in general and administrative expenses for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to an increase in employee headcount and barzolvolimab commercial planning expenses. We expect general and administrative expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab and an increase in commercial planning efforts, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

The $8.6 million decrease in investment and other income, net for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to lower levels of cash and investment balances. We expect investment and other income to decrease over the next twelve months due to lower levels of cash and investment balances, although there may be fluctuations on a quarterly basis.

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

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees; facility and facility-related costs for our offices, laboratories and manufacturing facility; fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services; commercial planning; and consulting, legal and other professional fees. We anticipate that our cash flows from operations will continue to be focused in these areas as we progress our current drug candidates through the clinical trial process and develop additional drug candidates. To date, the primary sources of cash flows from operations have been payments received from our collaborative partners and from government entities and payments received for contract manufacturing and research and development services provided by us. The timing of any new contract manufacturing and research and development agreements, collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

At December 31, 2025, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $518.6 million. We have had recurring losses and incurred a loss of $258.8 million for the year ended December 31, 2025. Net cash used in operations for the year ended December 31, 2025 was $210.9 million. We believe that the cash, cash equivalents and marketable securities at December 31, 2025 are sufficient to meet estimated working capital requirements and fund current planned operations through 2027. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

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

Operating Activities

Net cash used in operating activities was $210.9 million for the year ended December 31, 2025 compared to $157.8 million for the year ended December 31, 2024. The increase in net cash used in operating activities was primarily due to an increase in research and development expenses and a decrease in investment income as a result of lower levels of cash, partially offset by a decrease in prepayments to clinical research and contract manufacturing organizations. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash provided by investing activities was $209.1 million for the year ended December 31, 2025 compared to net cash used in investing activities of $290.1 million for the year ended December 31, 2024. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $211.8 million for the year ended December 31, 2025 as compared to net purchases of marketable securities of $288.2 million for the year ended December 31, 2024. We expect that cash provided by investing activities will increase over the next twelve months as we fund our operations through the combination of net proceeds from the sales and maturities of marketable securities, cash provided by financing activities and/or new partnerships, although there may be significant fluctuations on a quarterly basis based on the amount of cash provided by financing activities and/or new partnerships.

Net cash used in investing activities was $290.1 million for the year ended December 31, 2024 compared to $105.8 million for the year ended December 31, 2023. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities of $288.2 million for the year ended December 31, 2024 as compared to $104.0 million for the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities was $2.4 million for the year ended December 31, 2025 compared to $441.4 million for the year ended December 31, 2024. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from stock issuances.

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

On February 26, 2024, we entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow us to issue and sell shares of our common stock from time to time through Cantor, acting as agent. At December 31, 2025, we had registered $300.0 million of our common stock to be sold pursuant to the ATM Agreement, all of which remained unsold as of that date.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximates fair value at December 31, 2025 due to the short-term maturities of these instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Celldex Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Celldex Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Research and Development Expenses and Accruals Related to Clinical Research Organization and Contract Development and Manufacturing Organization Activities

As described in Notes 2 and 10 to the consolidated financial statements, research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs, manufacturing of clinical material, toxicology and other preclinical studies, personnel costs, depreciation, license fees and funding of outside contracted research. Clinical trial expenses include expenses associated with clinical research organization, or CRO, services. Contract manufacturing expenses include expenses associated with contract development & manufacturing organization, or CDMO, services. The invoicing from CROs and CDMOs for services rendered can lag several months. Management accrues the cost of services rendered in connection with CRO and CDMO activities based on their estimate of costs incurred. Management maintains regular communication with their CROs and CDMOs to assess the reasonableness of its estimates. Research and development expenses for the year ended December 31, 2025 were $245.1 million, the majority of which related to CRO and CDMO activities. Within accrued expenses, total accrued research and development contract costs as of December 31, 2025 amounted to $33.3 million, a majority of which related to CRO and CDMO activities.

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

February 25, 2026

We have served as the Company’s auditor since 2008.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$28,871	$28,356
Marketable securities	489,702	696,925
Accounts and other receivables	2,015	700
Prepaid and other current assets	14,076	21,178
Total current assets	534,664	747,159
Property and equipment, net	5,334	4,346
Operating lease right-of-use assets, net	2,437	3,898
Intangible assets	27,190	27,190
Other assets	13,358	9,747
Total assets	$582,983	$792,340
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,180	$3,265
Accrued expenses	47,029	33,842
Current portion of operating lease liabilities	1,552	1,452
Current portion of long-term liabilities	1,230	942
Total current liabilities	50,991	39,501
Long-term portion of operating lease liabilities	784	2,361
Other long-term liabilities	4,043	3,473
Total liabilities	55,818	45,335
Commitments and contingent liabilities (Note 15)
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 66,549,442 and 66,374,549 shares issued and outstanding at December 31, 2025 and 2024, respectively	67	66
Additional paid-in capital	2,337,453	2,298,849
Accumulated other comprehensive income	3,626	3,314
Accumulated deficit	(1,813,981)	(1,555,224)
Total stockholders’ equity	527,165	747,005
Total liabilities and stockholders’ equity	$582,983	$792,340

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenues:
Product development and licensing agreements	$97	$13	$278
Contracts and grants	1,448	7,007	6,605
Total revenues	1,545	7,020	6,883
Operating expenses:
Research and development	245,074	163,550	118,011
General and administrative	43,838	38,548	30,914
Litigation settlement related loss	—	—	12,500
Total operating expenses	288,912	202,098	161,425
Operating loss	(287,367)	(195,078)	(154,542)
Investment and other income, net	28,610	37,215	13,113
Net loss	$(258,757)	$(157,863)	$(141,429)
Basic and diluted net loss per common share	$(3.90)	$(2.45)	$(2.92)
Shares used in calculating basic and diluted net loss per share	66,422	64,395	48,449
Comprehensive loss:
Net loss	$(258,757)	$(157,863)	$(141,429)
Other comprehensive income (loss):
Unrealized gain on marketable securities	312	6	2,048
Comprehensive loss	$(258,445)	$(157,857)	$(139,381)

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Balance at December 31, 2022	47,200,695	$47	$1,580,829	$1,260	$(1,255,932)	$326,204
Shares issued under stock option and employee stock purchase plans	143,932	—	2,236	—	—	2,236
Shares issued in underwritten offering, net	8,538,750	9	216,213	—	—	216,222
Stock-based compensation	—	—	23,890	—	—	23,890
Unrealized gain on marketable securities	—	—	—	2,048	—	2,048
Net loss	—	—	—	—	(141,429)	(141,429)
Balance at December 31, 2023	55,883,377	$56	$1,823,168	$3,308	$(1,397,361)	$429,171
Shares issued under stock option and employee stock purchase plans	693,172	—	9,151	—	—	9,151
Shares issued in underwritten offering, net	9,798,000	10	432,288	—	—	432,298
Stock-based compensation	—	—	34,242	—	—	34,242
Unrealized gain on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(157,863)	(157,863)
Balance at December 31, 2024	66,374,549	$66	$2,298,849	$3,314	$(1,555,224)	$747,005
Shares issued under stock option and employee stock purchase plans	174,893	1	2,387	—	—	2,388
Stock-based compensation	—	—	36,217	—	—	36,217
Unrealized gain on marketable securities	—	—	—	312	—	312
Net loss	—	—	—	—	(258,757)	(258,757)
Balance at December 31, 2025	66,549,442	$67	$2,337,453	$3,626	$(1,813,981)	$527,165

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net loss	$(258,757)	$(157,863)	$(141,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,380	3,177	3,008
Amortization and premium of marketable securities, net	(5,855)	(15,749)	(6,222)
Loss on disposal of assets	12	16	—
Stock-based compensation expense	36,217	34,242	23,890
Changes in operating assets and liabilities:
Accounts and other receivables	(1,315)	1,928	(2,281)
Prepaid and other current assets	8,706	(19,887)	5,900
Other assets	(3,611)	(9,640)	(3)
Accounts payable and accrued expenses	11,031	11,634	9,384
Other liabilities	(753)	(5,636)	462
Net cash used in operating activities	(210,945)	(157,778)	(107,291)
Cash flows from investing activities:
Sales and maturities of marketable securities	596,288	501,714	320,597
Purchases of marketable securities	(384,502)	(789,924)	(424,561)
Acquisition of property and equipment	(2,714)	(1,919)	(1,818)
Net cash provided by (used in) investing activities	209,072	(290,129)	(105,782)
Cash flows from financing activities:
Net proceeds from stock issuances	—	432,298	216,222
Proceeds from issuance of stock from employee benefit plans	2,388	9,151	2,236
Net cash provided by financing activities	2,388	441,449	218,458
Net increase (decrease) in cash and cash equivalents	515	(6,458)	5,385
Cash and cash equivalents at beginning of period	28,356	34,814	29,429
Cash and cash equivalents at end of period	$28,871	$28,356	$34,814
Non-cash investing activities
Accrued construction in progress	$98	$27	$77

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

At December 31, 2025, the Company had cash, cash equivalents and marketable securities of $518.6 million. The Company has had recurring losses and incurred a loss of $258.8 million for the year ended December 31, 2025. Net cash used in operations for the year ended December 31, 2025 was $210.9 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Form 10-K will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of the future milestone due under the Settlement Agreement with Shareholder Representative Services LLC (“SRS”) (refer to Note 18), in the event that the Company achieves the milestone related to that payment. The Company, at its option, may decide to pay that milestone payment in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The balance sheets and statements of operations and comprehensive loss, stockholders’ equity, and cash flows, are consolidated for the years ended December 31, 2025, 2024 and 2023. These consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(In thousands)
Barzolvolimab/Anti-KIT Program	$198,329	$123,750	$79,913
CDX-622	18,958	17,341	16,299
Other Programs (a)	27,787	22,459	21,799
Total R&D Expense	$245,074	$163,550	$118,011

(a) Other program expenses primarily include research and development expenses related to early-stage programs, revenue-generating programs and discontinued programs.

The following table is a summary of the Company’s research and development expenses disaggregated by nature.

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(In thousands)
Personnel	$57,204	$51,906	$40,121
Laboratory Supplies	5,997	5,611	5,358
Facility	5,301	5,094	4,970
Product Development (b)	161,096	90,604	59,319
Other Expenses (c)	15,476	10,335	8,243
Total R&D Expense	$245,074	$163,550	$118,011

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

Revenue from Rockefeller University represented 93%, 100% and 95% of total Company revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company relies on contract development & manufacturing organizations (CDMOs) to manufacture drug substance and drug product as well as for future commercial supplies. The Company also relies on CDMOs for supply of raw materials as well as filling, packaging, storing and shipping our drug products. Some of the Company’s CDMOs are currently single source manufacturers.

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

Foreign Currency Translation

Net unrealized gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income. At December 31, 2025 and 2024, accumulated other comprehensive income includes a net unrealized gain related to foreign currency translation of $2.6 million.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities in other comprehensive loss. The statements of operations and comprehensive loss reflect total comprehensive loss for the years ended December 31, 2025, 2024 and 2023.

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

	Year Ended December 31,
	2025	2024	2023
Stock options	9,134,278	7,540,109	6,378,924

Newly-Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. The Company prospectively adopted this ASU for its fiscal year ended December 31, 2025.

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

(3) Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the year ended December 31, 2025 are summarized below:

	Unrealized
	Gain on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2024	$718	$2,596	$3,314
Other comprehensive gain	312	—	312
Balance at December 31, 2025	$1,030	$2,596	$3,626

No amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2025, 2024 and 2023.

(4) Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	December 31, 2025	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$19,115	—	$19,115	—
Marketable securities	489,702	—	489,702	—
	$508,817	—	$508,817	—

	As of
	December 31, 2024	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$9,927	—	$9,927	—
Marketable securities	696,925	—	696,925	—
	$706,852	—	$706,852	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of December 31, 2025 and December 31, 2024. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payment are met.

The Company did not have any transfers of assets or liabilities between the fair value measurement classifications during the years ended December 31, 2025 and 2024.

(5) Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 31, 2025
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$151,270	$479	$—	$151,749
Maturing after one year through three years	42,358	127	—	42,485
Total U.S. government and municipal obligations	$193,628	$606	$—	$194,234
Corporate debt securities
Maturing in one year or less	$257,064	$373	$—	$257,437
Maturing after one year through three years	37,980	55	(4)	38,031
Total corporate debt securities	$295,044	$428	$(4)	$295,468
Total marketable securities	$488,672	$1,034	$(4)	$489,702
December 31, 2024
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$185,388	$467	$—	$185,855
Maturing after one year through three years	102,331	316	(144)	102,503
Total U.S. government and municipal obligations	$287,719	$783	$(144)	$288,358
Corporate debt securities
Maturing in one year or less	$336,350	$350	$(54)	$336,646
Maturing after one year through three years	72,139	36	(254)	71,921
Total corporate debt securities	$408,489	$386	$(308)	$408,567
Total marketable securities	$696,208	$1,169	$(452)	$696,925

The Company holds investment grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of December 31, 2025 and December 31, 2024 was $19.4 million and $142.5 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to the Company’s credit risk. As a result, the Company determined it did not hold any investments with a credit loss at December 31, 2025 and December 31, 2024.

Marketable securities include $4.4 million and $6.1 million in accrued interest at December 31, 2025 and 2024, respectively.

(6) Property and Equipment, Net

Property and Equipment, net includes the following:

	December 31,	December 31,
	2025	2024

	(In thousands)
Laboratory equipment	$10,657	$10,411
Manufacturing equipment	2,587	3,010
Office furniture and equipment	3,932	3,965
Leasehold improvements	10,338	10,285
Construction in progress	1,724	139
Total property and equipment	29,238	27,810
Less: accumulated depreciation and amortization	(23,904)	(23,464)
Property and equipment, net	$5,334	$4,346

Depreciation and amortization expense related to property and equipment was $1.8 million, $1.6 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(7) Leases

The Company has operating leases of office, manufacturing and laboratory space, which have remaining lease terms of approximately one to five years and may include one or more options to renew.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded right of use assets and lease liabilities of $0.1 million, $2.9 million and $0.1 million related to new leases and lease extensions, respectively.

Operating lease expense was $2.1 million, $2.0 million and $1.9 million for years ended December 31, 2025, 2024 and 2023, respectively. Variable lease expense was $0.9 million, $0.8 million and $0.8 million for years ended December 31, 2025, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million, $2.0 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the weighted-average remaining lease term was 1 year and the weighted-average discount rate was 10.0%, compared to a weighted-average remaining lease term of 2 years and weighted average discount rate of 10.0% as of December 31, 2024.

In September 2025, the Company entered into a lease agreement for approximately 40,400 square feet of office and laboratory space in New Haven, Connecticut. The lease is scheduled to commence in 2026 and the Company plans to relocate its existing New Haven operations to the new space in 2026. The initial lease term is 5.5 years with three renewal options of five years each. Future minimum lease payments under this lease total approximately $4.5 million and are not included in the future minimum lease payments table below, as the lease had not commenced as of December 31, 2025.

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

2026	$1,705
2027	804
Total lease payments	2,509
Less imputed interest	(173)
Present value of operating lease liabilities	$2,336

(8) Intangible Assets

At December 31, 2025 and 2024, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab). Barzolvolimab is in Phase 3 development. As of December 31, 2025, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

The Company performs an impairment test on IPR&D assets at least annually, or more frequently if events or changes in circumstances indicate that IPR&D assets may be impaired.

The Company performed its annual impairment test of the IPR&D asset related to the development of the anti-KIT program (including barzolvolimab) during the fourth quarter of 2025 and concluded that the IPR&D asset was not impaired. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials or other failures to achieve a commercially viable product, and as a result, may recognize further impairment losses in the future.

(9) Other Assets

The Company records advance payments for services that will not be performed within one year of the balance sheet date as other assets. Such amounts will be recognized as expense in the period in which the related services are performed. Advance payments reflected within other assets in our consolidated balance sheets were $12.8 million and $9.6 million at December 31, 2025 and December 31, 2024, respectively.

(10) Accrued Expenses

Accrued expenses include the following:

	December 31,	December 31,
	2025	2024

	(In thousands)
Accrued payroll and employee benefits	$11,811	$11,568
Accrued research and development contract costs	33,347	20,544
Accrued professional fees	1,477	1,392
Other accrued expenses	394	338
	$47,029	$33,842

(11) Other Long-Term Liabilities

Other long-term liabilities include the following:

	December 31,	December 31,
	2025	2024

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 16)	$1,613	$1,613
Deferred income from sale of tax benefits	1,860	2,790
Deferred revenue (Note 14)	1,800	12
Total	5,273	4,415
Less current portion	(1,230)	(942)
Long-term portion	$4,043	$3,473

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.9 million in other income related to the sale of these tax benefits during the years ended December 31, 2025 and 2024.

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

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At December 31, 2025, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

In March 2024, the Company issued 9,798,000 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $432.3 million, after deducting underwriting fees and offering expenses.

Convertible Preferred Stock

At December 31, 2025, the Company had authorized 3,000,000 shares of preferred stock all of which have been designated Class C Preferred Stock including 350,000 shares which have been designated Series C-1 Junior Participating Cumulative Preferred Stock (the “Series C-1 Preferred Stock”). No shares of Series C-1 Preferred Stock were outstanding at December 31, 2025 or 2024.

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

Employee Stock Purchase Plan

At December 31, 2025, a total of 276,666 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may purchase shares of common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the applicable exercise date. During the years ended December 31, 2025, 2024 and 2023, the Company issued 21,565, 13,187 and 12,729 shares under the 2004 ESPP Plan, respectively. At December 31, 2025, 128,751 shares were available for issuance under the 2004 ESPP Plan.

Employee Stock Option Plan

The 2021 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock to employees, consultants and non-employee directors.

The 2021 Plan allows for grants of new awards until April 19, 2031. As of December 31, 2025, there were 1,343,593 shares outstanding under the 2008 Plan that will be rolled into the 2021 Plan if canceled. The Company’s Board of Directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company), and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Vesting of all employee and non-employee director stock option awards may accelerate upon a change in control as defined in the 2021 Plan.

A summary of stock option activity for the year ended December 31, 2025 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2024	7,540,109	$31.47	7.5
Granted	2,154,350	$19.96
Exercised	(153,328)	$13.80
Canceled	(406,853)	$89.06
Options outstanding at December 31, 2025	9,134,278	$26.49	7.1
Options vested and expected to vest at December 31, 2025	9,003,451	$26.50	7.1
Options exercisable at December 31, 2025	5,284,496	$26.34	6.0
Shares available for grant under the Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended, effective as of June 5, 2025) at December 31, 2025	2,624,836

The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $1.6 million, $17.2 million and $2.7 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $13.72, $26.21 and $28.15, respectively. The total fair value of stock options vested during the years ended December 31, 2025, 2024 and 2023 was $39.5 million, $32.4 million and $20.4 million, respectively.

The aggregate intrinsic value of stock options outstanding at December 31, 2025 was $42.6 million. The aggregate intrinsic value of stock options vested and expected to vest at December 31, 2025 was $42.0 million. The aggregate intrinsic value of stock options exercisable at December 31, 2025 was $26.4 million. As of December 31, 2025, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $65.3 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.6 years.

Valuation and Expenses Information

Stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was recorded as follows:

	2025	2024	2023

	(In thousands)
Research and development	$19,018	$17,442	$11,948
General and administrative	17,199	16,800	11,942
Total stock-based compensation expense	$36,217	$34,242	$23,890

The fair values of employee and director stock options granted during the years ended December 31, 2025, 2024 and 2023 were valued using the Black-Scholes option pricing model with the following assumptions:

	2025	2024	2023
Expected stock price volatility	76 – 81%	82 -93%	92%
Expected option term	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	3.8 – 4.7%	3.5 - 4.5%	3.5 - 4.7%
Expected dividend yield	None	None	None

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

(14) Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed price. The Company recognized $1.4 million, $7.0 million and $6.6 million in revenue under the agreements with Rockefeller during the years ended December 31, 2025, 2024 and 2023, respectively.

Contract Assets and Liabilities

At December 31, 2025 and 2024, the Company’s rights to consideration under all contracts were considered unconditional, and as such, no contract assets were recorded. Accordingly, amounts billed but not yet paid by customers were recorded as trade receivables at December 31, 2025 and 2024.

At December 31, 2025, the Company had $1.8 million in contract liabilities recorded, representing consideration billed in advance of performing manufacturing and research and development services. The Company expects to recognize this amount as revenue over the next 24 months as the related services are performed.

At December 31, 2024, the Company had no material contract liabilities recorded and revenue recognized from contract liabilities as of December 31, 2024 during the year ended December 31, 2025 was not material.

(15) Collaboration Agreements

The Company has entered into license agreements whereby the Company has received licenses or options to license technology, specified patents and/or patent applications. These license and collaboration agreements generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees, continuing patent prosecution costs and potential future milestone payments to third parties upon the achievement of certain development, regulatory and/or commercial milestones. Nonrefundable license fee expense of $0.2 million, $0.2 million and $0.3 million was recorded to research and development expense for the years ended December 31, 2025, 2024 and 2023, respectively.

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

(16) Income Taxes

The components of income tax benefit (provision) are as follows:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Income tax benefit (provision):
Federal	$48,972	$39,821	$36,067
State	5,777	15,375	13,691
Expiration of NOLs and R&D credit	—	(82,825)	(15,141)
	54,749	(27,629)	34,617
Deferred tax valuation allowance	(54,749)	27,629	(34,617)
	$—	$—	$—

The Company did not recognize any income tax expense for the years ended December 31, 2025, 2024, and 2023 as the Company was subject to a valuation allowance. The Company did not make any income tax payments in 2025, 2024, and 2023.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures prospectively in 2025. A reconciliation between the amount of reported income tax and the amount computed using the U.S. statutory rate for 2025 under ASU 2023-09 is as follows:

	2025
	(In thousands)
Pre-tax loss	$(258,757)
Loss at statutory rates	(54,339)	21.0%
Research and development credits	(11,809)	4.6%
State taxes and change in valuation allowance, net of Federal Income
Tax Effect	—	0.0%
Nontaxable or Nondeductible Items
Stock Compensation	14,704	(5.7)%
Other	2,178	(0.9)%
Other Adjustments	294	(0.1)%
Change in valuation allowance	48,972	(18.9)%
Income tax (benefit) provision	$—	0.0%

A reconciliation between the amount of reported income tax and the amount computed using the U.S. statutory rate for 2024 and 2023 is as follows:

	2024	2023

	(In thousands)
Pre-tax loss	$(157,863)	$(141,429)
Loss at statutory rates	(33,151)	(29,700)
Research and development credits	(7,332)	(5,237)
State taxes	(15,375)	(13,691)
Other	662	(1,130)
Expiration of Federal and State NOLs and R&D credits	82,825	15,141
Change in valuation allowance	(27,629)	34,617
Income tax (benefit) provision	$—	$—

Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. The principal components of the deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
	2025	2024

	(In thousands)
Gross deferred tax assets
Net operating loss carryforwards	$245,763	$176,816
Tax credit carryforwards	37,516	24,718
Deferred research and development expenses	86,252	101,047
Stock-based compensation	8,856	20,940
Fixed assets	392	1,033
Accrued expenses and other	1,623	429
	380,402	324,983
Gross deferred tax liabilities
IPR&D intangibles	(6,840)	(6,840)
Other	(670)	—
Total deferred tax assets and liabilities	372,892	318,143
Valuation allowance	(374,505)	(319,756)
Net deferred tax liability	$(1,613)	$(1,613)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal and state deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets. The Federal valuation allowance increased $49.0 million and the State valuation allowance increased $5.7 million during the year ended December 31, 2025, primarily due to net operating losses and tax credit carryforwards, offset by a reduction to the capitalized research and development under the One Big Beautiful Bill Act (“OBBBA”) and a reduction to stock compensation.

The net deferred tax liability of $1.6 million at December 31, 2025 and 2024, relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and are not deductible for tax purposes.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $842.9 million and $1.0 billion, respectively, which may be available to offset certain future income tax liabilities. Federal and state net operating loss carryforwards begin to expire in 2026. As of December 31, 2025, the Company also had federal and state research and development tax credit carryforwards of $31.6 million and $7.5 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2040 and 2029, respectively.

On July 4, 2025, OBBBA was enacted in the United States. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred (under prior law such expenditures were capitalized and amortized over five years) and (ii) the option to claim 100% accelerated depreciation deductions on qualified property. The corporate tax changes included in the OBBBA did not have a material impact on our effective income tax rate during tax year ended December 31, 2025, and we do not anticipate a material impact on our effective income tax rate in future periods.

Utilization of the net operating loss carryforwards and research and credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, or Section 382, due to ownership changes that occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has performed a study under Internal Revenue Code Section 382 as of June 30, 2024, and concluded that a change in ownership following stock issuances in 2016 and 2020 triggered Section 382 limitations and approximately $758.7 million of federal NOL carryforwards and $48.7 million of federal tax credit carryforwards that were generated through June 30, 2020 will expire unutilized due to Section 382 and 383 limitations. The Company also estimated the amounts of State net operating loss and research and development tax credit carryforwards which will expire unutilized as a result of its annual limitations under Section 382. The Company has excluded these Federal and State tax attributes from the carryforward amounts disclosed above and in the deferred tax assets and liabilities table included in this footnote.

As of December 31, 2025 and 2024, the Company did not have any unrecognized tax benefits.

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

(17) Retirement Savings Plan

The Company maintains a 401(k) Plan which is available to substantially all employees. Under the terms of the 401(k) Plan, participants may elect to contribute up to 60% of their compensation or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant’s annual salary. Benefit expense for the 401(k) Plan was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

(a)	None.
(b)	During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5 - 1 trading agreement” or “non - Rule 10b5 - 1 trading agreement,” as each term is defined in Item 408 (a) of Regulation S - K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement, under “Information Regarding Our Current Directors and Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics,” “Insider Trading Policy” and “The Board of Directors and Its Committees” and is incorporated herein by reference. If the 2026 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the 2026 Proxy Statement under “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference. If the 2026 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the 2026 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. If the 2026 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the 2026 Proxy Statement under “Election of Directors” and “Approval of Related Person Transactions and Transactions with Related Persons” and is incorporated herein by reference. If the 2026 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the 2026 Proxy Statement under “Independent Registered Public Accounting Firm” and is incorporated herein by reference. If the 2026 Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

(3)	Exhibits:

		Incorporated by Reference to
		Form and	Exhibit	SEC
No.	Description	SEC File No.	No.	Filing Date
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
1.1	Sales Agreement, dated February 26, 2024, by and between Celldex Therapeutics, Inc. and Cantor Fitzgerald & Co.	10 – K (000 - 15006)	1.1	2/26/24
2.1	Agreement and Plan of Merger, dated as of November 1, 2016, by and among Kolltan Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Connemara Merger Sub 1 Inc. and Connemara Merger Sub 2 LLC.	8-K (000-15006)	2.1	11/1/16
Articles of Incorporation and By-Laws
3.1	Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.2	Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.1	7/16/98
3.3	Second Certificate of Amendment of Third Restated Certificate of Incorporation	S-4 (333-59215)	3.2	7/16/98
3.4	Third Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.1	5/10/02
3.5	Fourth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	3/11/08
3.6	Fifth Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.2	3/11/08
3.7	Sixth Certificate of Amendment of Third Restated Certificate of Incorporation	10-Q (000-15006)	3.7	11/10/08
3.8	Seventh Certificate of Amendment of Third Restated Certificate of Incorporation	8-K (000-15006)	3.1	2/8/19
3.9	Second Amended and Restated By-Laws of Celldex Therapeutics, Inc., dated November 3, 2022	10-Q (000-15006)	3.1	11/9/22
Instruments Defining the Rights of Security Holders
4.1	Specimen of Common Stock Certificate	8-K (000-15006)	4.1	2/8/19

4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series C-1 Junior Participating Cumulative Preferred Stock	8-A (000-15006)	3.1	11/8/04
4.3	Description of Securities	10-K (000-15006)	4.3	2/28/23
Material Contracts-License, Collaboration, Supply and Distribution Agreements
*10.1	Amended and Restated License Agreement by and between the Company and Yale University dated as of July 26, 2022	10-Q (000-15006)	10.1	11/9/22
Material Contracts-Other
10.2	Confidential Settlement Agreement and Mutual Release, dated July 15, 2022, by and between Shareholder Representatives Services LLC, solely in its capacity as Stockholders Representative, and Celldex Therapeutics, Inc.	8-K (000-15006)	10.1	7/18/22
Material Contracts- Management Contracts and Compensatory Plans
†10.3	Amendment No. 3 to Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan	8-K (000-15006)	10.1	6/6/25
†10.4	Amendment No. 2 to Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan	8-K (000-15006)	10.1	6/14/24
†10.5	Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended June 15, 2023)	8-K (000-15006)	10.1	6/15/23
†10.6	Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan	8-K (000-15006)	10.1	6/17/21
†10.7	Celldex Therapeutics, Inc. Amended and Restated 2008 Stock Option and Incentive Plan (as amended, effective June 18, 2020).	8-K (000-15006)	10.1	6/18/20
†10.8	Celldex Therapeutics, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (effective as of June 19, 2019)	8-K (000-15006)	10.2	6/19/19
†10.9	Amended and Restated Employment Agreement, dated as of December 8, 2025, by and between Anthony S. Marucci and Celldex Therapeutics, Inc.	Filed herewith
†10.10	Amended and Restated Employment Agreement, dated as of December 8, 2025, by and between Sam Martin and Celldex Therapeutics, Inc.	Filed herewith
†10.11	Amended and Restated Employment Agreement, dated as of December 8, 2025, by and between Tibor Keler, Ph.D. and Celldex Therapeutics, Inc.	Filed herewith
†10.12	Amended and Restated Employment Agreement, dated as of December 8, 2025, by and between Ronald A. Pepin, Ph.D. and Celldex Therapeutics, Inc.	Filed herewith
†10.13	Amended and Restated Employment Agreement, dated as of December 8, 2025, by and between Sarah Cavanaugh and Celldex Therapeutics, Inc.	Filed herewith
†10.14	Amended and Restated Employment Agreement, dated as of December 8, 2025, by and between Margo Heath-Chiozzi, M.D. and Celldex Therapeutics, Inc.	Filed herewith

†10.15	Amended and Restated Employment Agreement, dated as of December 8, 2025, by and between Elizabeth Crowley and Celldex Therapeutics, Inc.	Filed herewith
†10.16	Amended and Restated Employment Agreement, dated as of December 8, 2025, by and between Diane Young, M.D. and Celldex Therapeutics, Inc.	Filed herewith
†10.17	Amended and Restated Employment Agreement, dated as of December 8, 2025, by and between Freddy Jimenez and Celldex Therapeutics, Inc.	Filed herewith
†10.18	Employment Agreement, dated as of November 10, 2025, by and between Teri Lawver and Celldex Therapeutics, Inc.	10-Q (000-15006)	10.1	11/10/25
†10.19	Celldex Therapeutics, Inc. 2021 Plan Form of Restricted Stock Award Agreement	8-K (000-15006)	10.2	6/17/21
†10.20	Celldex Therapeutics, Inc. 2021 Plan Form of Incentive Stock Option Grant Agreement	8-K (000-15006)	10.3	6/17/21
†10.21	Celldex Therapeutics, Inc. 2021 Plan Form of Nonqualified Stock Option Grant Agreement	8-K (000-15006)	10.4	6/17/21
†10.22	Celldex Therapeutics, Inc. 2021 Plan Form of Restricted Stock Unit Award Agreement	8-K (000-15006)	10.5	6/17/21
†10.23	2008 Plan Form of Stock Option Agreement	10-Q (000-15006)	10.1	8/08/18
†10.24	2008 Plan Form of Restricted Stock Award	10-K (000-15006)	10.42	3/12/10
19.1	Celldex Therapeutics, Inc. Insider Trading Policy	10-K (000-15006)	19.1	2/27/25
21.1	Subsidiaries of Celldex Therapeutics, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of President and Chief Executive Officer	Filed herewith
31.2	Certification of Senior Vice President and Chief Financial Officer	Filed herewith
32	Section 1350 Certifications	Furnished herewith
†97	Celldex Therapeutics, Inc. Compensation Recovery Policy	10-K (000-15006)	97	2/26/24
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CELLDEX THERAPEUTICS, INC.

	By:	/s/ ANTHONY S. MARUCCI
Date February 25, 2026		Anthony S. Marucci President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY S. MARUCCI	President, Chief Executive Officer, and Director	February 25, 2026
Anthony S. Marucci	(Principal Executive Officer)

/s/ SAM MARTIN	Senior Vice President,	February 25, 2026
Sam Martin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ HARRY H. PENNER, JR.	Director, Chair of the Board of Directors	February 25, 2026
Harry H. Penner, Jr.

/s/ KEITH L. BROWNLIE	Director	February 25, 2026
Keith L. Brownlie

/s/ CHERYL L. COHEN	Director	February 25, 2026
Cheryl L. Cohen

/s/ HERBERT J. CONRAD	Director	February 25, 2026
Herbert J. Conrad

/s/ RITA I. JAIN, M.D,	Director	February 25, 2026
Rita I. Jain, M.D.

/s/ JAMES J. MARINO	Director	February 25, 2026
James J. Marino

/s/ GARRY A. NEIL, M.D.	Director	February 25, 2026
Garry A. Neil, M.D.

/s/ DENICE TORRES	Director	February 25, 2026
Denice Torres