Form 10-Q
period 2026-03-31
Celldex Therapeutics, Inc.
filed 2026-05-07
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, 78,492,072 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$35,729	$28,871
Marketable securities	415,729	489,702
Accounts and other receivables	230	2,015
Prepaid and other current assets	7,534	14,076
Total current assets	459,222	534,664
Property and equipment, net	7,396	5,334
Operating lease right-of-use assets, net	2,012	2,437
Intangible assets	27,190	27,190
Other assets	15,434	13,358
Total assets	$511,254	$582,983
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,359	$1,180
Accrued expenses	38,418	47,029
Current portion of operating lease liabilities	1,465	1,552
Current portion of other long-term liabilities	1,230	1,230
Total current liabilities	51,472	50,991
Long-term portion of operating lease liabilities	443	784
Other long-term liabilities	3,113	4,043
Total liabilities	55,028	55,818
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 66,568,971 and 66,549,442 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	67	67
Additional paid-in capital	2,346,303	2,337,453
Accumulated other comprehensive income	2,522	3,626
Accumulated deficit	(1,892,666)	(1,813,981)
Total stockholders’ equity	456,226	527,165
Total liabilities and stockholders’ equity	$511,254	$582,983

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:
Product development and licensing agreements	$—	$50
Contracts and grants	15	645
Total revenues	15	695

Operating expenses:
Research and development	73,001	52,614
General and administrative	11,449	10,820
Total operating expenses	84,450	63,434

Operating loss	(84,435)	(62,739)
Investment and other income, net	5,750	8,943
Net loss	$(78,685)	$(53,796)

Basic and diluted net loss per common share	$(1.18)	$(0.81)

Shares used in calculating basic and diluted net loss per share	66,566	66,383

Comprehensive loss:
Net loss	$(78,685)	$(53,796)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(1,104)	254
Comprehensive loss	$(79,789)	$(53,542)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(78,685)	$(53,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	854	867
Amortization and premium of marketable securities, net	(630)	(2,267)
Loss on sale or disposal of assets	3	4
Stock-based compensation expense	8,523	9,316
Changes in operating assets and liabilities:
Accounts and other receivables	1,785	(364)
Prepaid and other current assets	6,283	1,852
Other assets	(2,076)	(662)
Accounts payable and accrued expenses	(287)	(8,718)
Other liabilities	(1,358)	(604)
Net cash used in operating activities	(65,588)	(54,372)
Cash flows from investing activities:
Sales and maturities of marketable securities	133,366	195,037
Purchases of marketable securities	(59,608)	(151,822)
Acquisition of property and equipment	(1,639)	(265)
Net cash provided by investing activities	72,119	42,950
Cash flows from financing activities:
Net proceeds from stock issuances	—	—
Proceeds from issuance of stock from employee benefit plans	327	202
Net cash provided by financing activities	327	202

Net increase (decrease) in cash and cash equivalents	6,858	(11,220)
Cash and cash equivalents at beginning of period	28,871	28,356
Cash and cash equivalents at end of period	$35,729	$17,136

Non-cash investing activities
Accrued construction in progress	$953	$504

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

These interim financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future interim period or the fiscal year ending December 31, 2026.

At March 31, 2026, the Company had cash, cash equivalents and marketable securities of $451.5 million. The Company has had recurring losses and incurred a loss of $78.7 million for the three months ended March 31, 2026. Net cash used in operations for the three months ended March 31, 2026 was $65.6 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

	(In thousands)
Barzolvolimab/Anti-KIT Program	$62,164	$39,703
CDX-622	4,294	5,451
Other Programs (a)	6,543	7,460
Total R&D Expense	$73,001	$52,614

(a)	Other program expenses primarily include research and development expenses related to early-stage programs, revenue-generating programs and discontinued programs.

The following table is a summary of the Company’s research and development expenses disaggregated by nature.

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

	(In thousands)
Personnel	$15,569	$13,600
Laboratory supplies	1,458	2,168
Facility	940	1,406
Product development (b)	50,158	32,166
Other expenses (c)	4,876	3,274
Total R&D expense	$73,001	$52,614

(b)	Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing.
(c)	Other expenses primarily include research and development consulting, insurance, licensing and software expenses.

(4)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	March 31, 2026	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$21,807	—	$21,807	—
Marketable securities	415,729	—	415,729	—
	$437,536	—	$437,536	—

	As of
	December 31, 2025	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$19,115	—	$19,115	—
Marketable securities	489,702	—	489,702	—
	$508,817	—	$508,817	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of March 31, 2026 and December 31, 2025. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

There was no gain or loss on fair value remeasurement of contingent consideration recorded during the three months ended March 31, 2026 or March 31, 2025. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the three months ended March 31, 2026 or March 31, 2025.

(5)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
March 31, 2026
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$130,757	$185	$(3)	$130,939
Maturing after one year through three years	37,617	16	(83)	37,550
Total U.S. government and municipal obligations	$168,374	$201	$(86)	$168,489
Corporate debt securities
Maturing in one year or less	$205,565	$84	$(130)	$205,519
Maturing after one year through three years	41,864	5	(148)	41,721
Total corporate debt securities	$247,429	$89	$(278)	$247,240
Total marketable securities	$415,803	$290	$(364)	$415,729

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of March 31, 2026 and December 31, 2025 was $174.4 million and $19.4 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to the Company’s credit risk. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2026 and December 31, 2025.

Marketable securities include $4.7 million and $4.4 million in accrued interest at March 31, 2026 and December 31, 2025, respectively.

(6)  Intangible Assets

At March 31, 2026 and December 31, 2025, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 3 development. As of March 31, 2026, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(7)  Other Assets

The Company records advance payments for services that will not be performed within one year of the balance sheet date as other assets. Such amounts will be recognized as expense in the period in which the related services are performed. Advance payments reflected within other assets in our consolidated balance sheets were $14.8 million and $12.8 million at March 31, 2026 and December 31, 2025, respectively.

(8)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	March 31,	December 31,
	2026	2025

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 13)	$1,613	$1,613
Deferred income from sale of tax benefits	930	1,860
Deferred revenue (Note 12)	1,800	1,800
Total	4,343	5,273
Less current portion	(1,230)	(1,230)
Long-term portion	$3,113	$4,043

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.9 million and $0.9 million in other income related to the sale of these tax benefits for the three months ended March 31, 2026, and 2025, respectively.

(9)  Stockholders’ Equity

In November 2023, the Company filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement, including shares of its common stock.

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At March 31, 2026, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

In April 2026, the Company issued 11,896,750 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of approximately $323.9 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three months ended March 31, 2026 and 2025 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2025	66,549,442	$67	$2,337,453	$3,626	$(1,813,981)	$527,165
Shares issued under stock option and employee stock purchase plans	19,529	—	327	—	—	327
Stock-based compensation	—	—	8,523	—	—	8,523
Unrealized loss on marketable securities	—	—	—	(1,104)	—	(1,104)
Net loss	—	—	—	—	(78,685)	(78,685)
Consolidated balance at March 31, 2026	66,568,971	$67	$2,346,303	$2,522	$(1,892,666)	$456,226

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2024	66,374,549	$66	$2,298,849	$3,314	$(1,555,224)	$747,005
Shares issued under stock option and employee stock purchase plans	9,642	—	202	—	—	202
Stock-based compensation	—	—	9,316	—	—	9,316
Unrealized gain on marketable securities	—	—	—	254	—	254
Net loss	—	—	—	—	(53,796)	(53,796)
Consolidated balance at March 31, 2025	66,384,191	$66	$2,308,367	$3,568	$(1,609,020)	$702,981

(10)  Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2026 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2025	9,134,278	$26.49	7.1
Granted	78,100	$27.98	—
Exercised	(7,442)	$14.65	—
Canceled	(133,333)	$33.17	—
Options outstanding at March 31, 2026	9,071,603	$26.41	6.9
Options vested and expected to vest at March 31, 2026	8,974,496	$26.41	6.9
Options exercisable at March 31, 2026	5,488,328	$26.49	5.8
Shares available for grant under the Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended, effective as of June 5, 2025) at March 31, 2026	2,680,069

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2026 was $19.04.

The aggregate intrinsic value of stock options vested and expected to vest at March 31, 2026 was $66.6 million. The aggregate intrinsic value of stock options exercisable at March 31, 2026 was $41.5 million. As of March 31, 2026, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $57.3 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.5 years.

Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was recorded as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Research and development	$4,647	$4,585
General and administrative	3,876	4,731
Total stock-based compensation expense	$8,523	$9,316

The fair values of employee, consultant and non-employee director stock options granted during the three months ended March 31, 2026 and 2025 were valued using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2026	2025
Expected stock price volatility	74 – 76%	76 – 81%
Expected option term	6.0 Years	6.0 Years
Risk-free interest rate	3.8 – 4.2%	4.2 – 4.7%
Expected dividend yield	None	None

(11)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2026 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2025	$1,030	$2,596	$3,626
Other comprehensive loss	(1,104)	—	(1,104)
Balance at March 31, 2026	$(74)	$2,596	$2,522

No amounts were reclassified out of accumulated other comprehensive income during the three months ended March 31, 2026.

(12)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized $0.0 million and $0.6 million in revenue under the agreements with Rockefeller during the three months ended March 31, 2026, and 2025, respectively.

Contract Assets and Liabilities

At March 31, 2026 and December 31, 2025, the Company’s right to consideration under all contracts were considered unconditional, and as such, no contract assets were recorded. Accordingly, amounts billed but not yet paid by customers were recorded as trade receivables at March 31, 2026 and December 31, 2025.

At March 31, 2026, the Company had $1.8 million in contract liabilities recorded, representing consideration billed in advance of performing manufacturing and research and development services. The Company expects to recognize this amount as revenue over the next 24 months as the related services are performed. At December 31, 2025, the Company had $1.8 million in contract liabilities recorded. No revenue was recognized from contract liabilities as of December 31, 2025 during the three months ended March 31, 2026.

(13)  Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred (under prior law such expenditures were capitalized and amortized over five years) and (ii) the option to claim 100% accelerated depreciation deductions on qualified property. The corporate tax changes included in the OBBBA did not have a material impact on our effective income tax rate during the three months ended March 31, 2026, and we do not anticipate a material impact on our effective income tax rate in future periods.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of March 31, 2026 and December 31, 2025.

The net deferred tax liability of $1.6 million at March 31, 2026 and December 31, 2025 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Three Months Ended March 31,
	2026	2025
Stock Options	9,071,603	7,498,748
Restricted Stock	—	—
	9,071,603	7,498,748

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates that are still in development stages;
●	our ability to successfully complete research and further development, including preclinical and clinical studies;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	our ability to commercialize our drug candidates and the growth of the markets for those drug candidates;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;

●	the cost of paying the regulatory approval milestone under the merger agreement by which we acquired Kolltan Pharmaceuticals, Inc. (“Kolltan”) and our related settlement agreement with Kolltan;
●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;
●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties; and
●	the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and other reports that we file with the SEC.

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

OVERVIEW

We are a biopharmaceutical company dedicated to developing novel antibody-based treatments that engage the human immune system and directly affect critical pathways to improve the lives of patients with allergic, inflammatory and autoimmune disorders. Our drug candidates include monoclonal and bispecific antibodies designed to address mast cell mediated diseases for which available treatments are inadequate.

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including
-	Chronic Spontaneous Urticaria (CSU): In February 2026, we announced that enrollment is complete in our Phase 3 studies in CSU and that topline data will be available in the fourth quarter of 2026. 1,939 patients were enrolled—the largest program conducted in antihistamine refractory CSU, including patients with advanced therapy experienced/refractory CSU. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to Week 12 of urticaria activity score compared to placebo) and was well tolerated. Patients on study continued to receive barzolvolimab and, in September 2024, we reported data from 52 weeks of treatment—demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In June 2025, Celldex presented longer term follow up data from the study. At 76 weeks, 7 months after the completion of dosing with barzolvolimab, over 40% of patients (150 mg Q4W) continued to experience profound, sustained complete response and clinically meaningful improvements in quality of life and angioedema;

-	Cold Urticaria (ColdU) and Symptomatic Dermographism (SD): We initiated a Phase 3 study in ColdU and SD in December 2025 and enrollment is ongoing. In July 2024, we announced that our Phase 2 study being conducted in two forms of chronic inducible urticaria (CIndU), ColdU and SD, achieved the primary efficacy endpoint (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab and, in November 2025, we reported data from 20 weeks of treatment—demonstrating sustained efficacy and a well tolerated safety profile over the longer treatment period. In March 2026, we presented results that demonstrated that barzolvolimab re-treatment achieved similar profound efficacy to first exposure in patients with ColdU and SD;
-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN and enrollment was completed in December 2025. Topline data from the study is expected in summer 2026. Positive data from a Phase 1b study in PN was reported in November 2023; and
-	Atopic Dermatitis (AD): A Phase 2 study in AD was initiated in December 2024 and enrollment was completed in January 2026. Topline data from the study is expected in late 2026.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.
-	CDX-622 (TSLP & SCF): Our first bispecific candidate for inflammatory diseases is CDX-622 which targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. In November 2024, a multi-part Phase 1a dose-escalation study in healthy volunteers was initiated and enrollment was completed across all parts in January 2026. Positive data from the single ascending dose portion of the study was presented in October 2025. Data from the multiple ascending dose portion of the study and from the subcutaneous administration portion of the study are anticipated in the third quarter of 2026. In January 2026, we initiated an open-label, single-dose Phase 1 proof of mechanism study in adults with mild to moderate asthma.

More detail on these programs is provided in the Clinical Development Programs section.

Our strategy is to build a fully integrated, commercial-stage biopharmaceutical company that develops important therapies for patients with unmet medical needs. We believe our program assets provide us with the strategic options to either retain full economic rights to our innovative therapies or seek favorable economic terms through advantageous commercial partnerships. This approach allows us to maximize the overall value of our technology and product portfolio while best ensuring the expeditious development of each individual product.

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

During the past five years through December 31, 2025, we incurred an aggregate of $662.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the three months ended March 31, 2026 and 2025. The amounts disclosed in the following table reflect direct research and development costs and an allocation of indirect research and development costs to each program.

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025

	(In thousands)
Barzolvolimab/Anti-KIT Program	$62,164	$39,703
CDX‑622	4,294	5,451
Other Programs	6,543	7,460
Total R&D Expense	$73,001	$52,614

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

●	In July 2024, we initiated two Phase 3 studies in CSU. In February 2026, we announced that we completed enrollment in the Phase 3 studies and that topline data is expected in the fourth quarter of 2026. Assuming positive Phase 3 data, the Company plans to file a BLA in 2027.
●	A Phase 2 study in CSU has been completed. The primary endpoint of the study was achieved—a statistically significant mean change from baseline to Week 12 of UAS7 (weekly urticaria activity score) compared to placebo. All secondary endpoints were also met and barzolvolimab was well tolerated. Up to 51% of patients on study had a complete response and were symptom free (UAS7=0; no itch/no hives) at 12 weeks, which continued to deepen over 52 weeks of active therapy to up to 71% of patients. This profound clinical benefit continued even after patients were off therapy with up to 41% of patients reporting complete response seven months after receiving their last dose. Patients also reported clinically meaningful improvements in angioedema control and quality of life. At 12 weeks, up to 65% of barzolvolimab treated patients were angioedema free (AAS7=0), which increased to up to 77% at Week 52 and remained at up to 64% seven months after last dose. At 12 weeks, up to 67% of patients treated with barzolvolimab reported their CSU had no impact on their quality of life (DLQI 0/1), which increased to up to 82% at Week 52 and remained at up to 48% seven months after last dose.
●	In December 2025, we initiated a Phase 3 study in two of the most common forms of CIndU—cold urticaria (ColdU) and symptomatic dermographism (SD).
●	A Phase 2 study in ColdU and SD has been completed. The primary endpoint of the study was achieved—a statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12. All secondary endpoints were also met and barzolvolimab was well tolerated. Sustained efficacy and a favorable safety profile were observed over the continued (20 week) placebo controlled treatment period. Patients were then followed for up to 24 additional weeks without treatment and patients with returning or continuing symptoms were eligible to enroll into an open label extension (OLE) where it was demonstrated that barzolvolimab re-treatment achieved similar profound efficacy to first exposure in patients with ColdU and SD.

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

Chronic Spontaneous Urticaria (CSU) Summary of Phase 1 and Phase 2 Data

CSU presents as itchy hives, angioedema or both for at least six weeks without a specific trigger; multiple episodes can play out over years or even decades. It is one of the most frequent dermatologic diseases with a prevalence of 0.5-1.0% of the total population or up to approximately 1 to 3 million patients in the United States (Weller et al. 2010. Hautarzt. 61(8), Bartlett et al. 2018. DermNet.Org). Approximately 50% of patients with CSU achieve symptomatic control with antihistamines. Currently approved advanced therapies address downstream mediators/mechanisms in CSU and do not provide symptom free complete control (absence of itch and hives, UAS7=0) in a majority of patients. Consequently, there is a need for additional therapies.

Barzolvolimab uniquely targets the root cause of CSU—the mast cell. Based on results from completed Phase 1 and Phase 2 studies in CSU, barzolvolimab has the potential to offer symptom free complete control (absence of itch and hives, UAS7=0) and clinically meaningful improvements in quality of life and angioedema in a majority of patients.

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

Patients on study continued to receive barzolvolimab for up to 52 weeks. Long term treatment data were presented in September at the European Academy of Dermatology & Venereology (EADV) Congress 2024 and quality of life data were presented in March at the AAAAI Annual Meeting 2025. The data demonstrated a sustained and deepening disease efficacy, a well tolerated safety profile, greatly improved urticaria control and reduced disease impact on quality of life over a 52 week treatment period. Key highlights included:

●	Improvements in UAS7 (weekly urticaria activity score), previously shown to be statistically significantly vs placebo at Week 12, were noted as early as Week 1 and were sustained or deepened at Week 52.
●	At Week 16, patients receiving low dose barzolvolimab (75 mg) or placebo were transitioned to barzolvolimab 150 mg or 300 mg; after crossover, these patients experienced similar clinically meaningful disease response as the rest of the study population.
●	71% of patients treated with barzolvolimab 150 mg Q4W and 52% of patients treated with 300 mg Q8W had a complete response (no itch/hives; UAS7=0) at Week 52. These responses were observed early and sustained through 52 weeks.
●	74% of patients treated with barzolvolimab 150 mg Q4W and 68% of patients treated with 300 mg Q8W had well controlled (UAS7<6) disease at Week 52.
●	These robust responses were observed regardless of prior omalizumab experience.
●	Rapid and sustained improvement in urticaria control (UCT) and quality of life (DLQI) were observed in patients with CSU refractory to antihistamines.
-	Up to 82% of patients reported that CSU symptoms no longer had an impact on their quality of life at Week 52 and up to 95% of patients reported meaningful improvement in quality of life based on DLQI at Week 52.
-	Up to 82% of patients reported well-controlled urticaria based on UCT, and approximately half of patients reported complete control at Week 52.
●	Barzolvolimab was well tolerated with a favorable safety profile through 52 weeks of treatment. Most adverse events were grade 1 (mild), mechanism related (KIT) and expected to be reversible. The most common treatment emergent adverse events occurring in greater than 10% of barzolvolimab treated patients were hair color changes, neutropenia, urticaria, skin hypopigmentation (areas of skin lightening) and nasopharyngitis (common cold). Neutrophil counts did not decline further with continued dosing and there was no association between infections and neutropenia. The hypopigmentation was observed with longer term exposure and did not lead to treatment discontinuation. Adverse events were not dose dependent.

In June of 2025, 52 week data on angioedema activity and additional measures of angioedema control were presented at the EAACI 2025 Congress. Barzolvolimab continued to demonstrate robust, durable and deepening improvements in angioedema symptoms over the treatment period.

●	At Week 52, an 86% mean reduction from baseline was reported for 150 mg Q4W arm and an 82% reduction was reported for the 300 mg Q8W.
●	Up to 77% of patients treated with barzolvolimab who had angioedema at baseline were angioedema free (AAS7=0) at Week 52, which we subsequently announced remained at up to 64% seven months after last dose.

●	Patients treated with barzolvolimab were angioedema free up to 72% of the time over the 52 week treatment period. Up to 87% of patients reported clinically meaningful improvement (>8 point) in AAS7 at Week 52.

In June of 2025, long term follow up data from the Phase 2 CSU study were presented at the EAACI 2025 Congress. At Week 76, seven months after receiving their final dose of barzolvolimab, patients continued to experience profound clinical benefit on study. Key highlights included:

●	UAS7 mean change from baseline at Week 76 was -20.42 for patients treated with 150 mg Q4W and -21.10 for patients treated with 300 mg Q8W.
●	41% of patients treated with barzolvolimab 150 mg Q4W and 35% of patients treated with 300 mg Q8W had a complete response (no itch/hives; UAS7=0) at Week 76.
●	56% of patients treated with barzolvolimab 150 mg Q4W and 47% of patients treated with 300 mg Q8W had well controlled disease (UAS7≤6) at Week 76.
●	48% of patients treated with barzolvolimab 150 mg Q4W and 40% of patients treated with 300 mg Q8W reported that CSU had no impact on their quality of life at 76 weeks as measured by the Dermatology Life Quality Index (DLQI). Current clinical guidelines recommend complete response (UAS7=0) as the goal of treatment and achieving complete response is directly correlated to the greatest improvements in quality of life for patients.
●	At 76 weeks, up to 64% of barzolvolimab treated patients remained angioedema free (AAS7=0) seven months after last dose of barzolvolimab (reported in company press release dated February 25, 2026).
●	These robust responses and improvements in quality of life and angioedema were observed regardless of prior omalizumab experience.
●	Barzolvolimab was well tolerated with a favorable safety profile through 76 weeks. No new safety signals were identified during the follow-up period. As expected, neutrophil counts returned to baseline following the completion of barzolvolimab treatment and the mild hair color changes and skin hypopigmentation observed on study were demonstrated to be reversible following discontinuation of treatment.

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

In July 2024, we initiated two Phase 3 studies of barzolvolimab in CSU. The studies, EMBARQ-CSU1 and EMBARQ-CSU2, are designed to establish the efficacy and safety of barzolvolimab in adult patients with CSU who remain symptomatic despite H1 antihistamine treatment. 1,939 patients were enrolled—the largest program conducted in antihistamine refractory CSU, including patients with advanced therapy experienced/refractory CSU. The studies included 43 countries and over 500 sites. Both Phase 3 trials are randomized, double-blind, placebo-controlled, parallel group, global studies where patients have been randomized evenly per trial to barzolvolimab 150 mg every 4 weeks (following 300 mg loading dose), barzolvolimab 300 mg every 8 weeks (following 450 mg loading dose) or placebo for 52 weeks. At 24 weeks, patients on placebo are re-randomized to active treatment across both dosing groups. After completion of the 52 week treatment period, patients on study are followed for 16 weeks. The primary endpoint of the studies will evaluate the clinical effect of barzolvolimab in reducing urticaria activity (weekly urticaria activity score; UAS7) at Week 12. The studies are designed to detect a clinically meaningful difference between each of the active arms versus placebo in the overall population as well as in the subpopulation of omalizumab refractory participants. The primary endpoint analysis will be performed when all patients have completed the placebo controlled portion of the study at 24 weeks. Enrollment to the studies was completed in February 2026 and topline data will be available in Q4 2026. Assuming positive Phase 3 data, the Company plans to file a BLA in 2027.

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

We completed a Phase 2 study in patients with CIndU who remain symptomatic despite antihistamine therapy. The study was conducted at approximately 85 sites across approximately 12 countries. The randomized, double-blind, placebo-controlled, parallel group Phase 2 study evaluated the efficacy and safety profile of multiple dose regimens of barzolvolimab in patients with CIndU to determine the optimal dosing strategy. 196 patients in 2 cohorts (differentiated by CIndU subtype) including 97 patients with cold urticaria and 99 patients with symptomatic dermographism were randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 20-week treatment phase. Patients then entered a follow-up phase for an additional 24 weeks. In addition, the study included the option for patients who had symptoms following the treatment phase, including patients who were on placebo, to enroll in an open label extension where all patients received 300 mg of barzolvolimab every 8 weeks. The primary endpoint of the study was the percentage of patients with a negative provocation test at Week 12. Secondary endpoints included safety and other assessments of clinical activity including CTT (Critical Temperature Threshold), CFT (Critical Friction Threshold) and WI-NRS (Worst itch numeric rating scale).

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

In March 2026, data from the Phase 2 ColdU and SD Open Label Extension (OLE) were presented at the AAAAI Annual Meeting 2026 demonstrating that retreatment with barzolvolimab leads to rapid improvement in urticaria control after symptom recurrence. Patients with disease recurrence during the main study follow-up period qualified for the OLE. 121 patients entered the OLE, 61 patients with ColdU and 60 patients with SD, and 116 patients completed treatment in the OLE. Patients treated with placebo in the main study entered the OLE faster than patients treated with barzolvolimab (median time of 56 days versus 105 days from last dose in main study). Barzolvolimab re-treatment achieved similar profound efficacy to first exposure in patients with ColdU and SD.

●	With barzolvolimab re-treatment, 62% of patients with ColdU and 60% of patients with SD had a complete response at Week 20 in the OLE. These findings are consistent with the complete response rates in these patients to their initial treatment of 66% for ColdU and 49% for SD at Week 20 in the main study.
●	Among patients with ColdU who achieved a complete response in the main study (n = 22), in the OLE, 82% of these patients achieved a complete response again and 95% achieved complete or partial response at Week 20.
●	Among patients with SD who achieved a complete response in main study (n = 21), in the OLE, 86% of these patients achieved a complete response again and 100% achieved either a complete or partial response at Week 20.
●	Marked, rapid reduction in critical temperature and friction thresholds were observed upon re-treatment.
●	Barzolvolimab re-treatment resulted in clinically meaningful improvements in urticaria control, achieving a high rate of well controlled disease: up to 68% of patients with ColdU and 69% of patients with SD.
●	Barzolvolimab was well tolerated with a safety profile consistent with prior studies.
●	The ability to re-treat facilitates a real-world paradigm in which treatment for CIndU may be intermittent.

We believe these results strongly support the further development of barzolvolimab in ColdU and SD.

In December 2025, we initiated a Phase 3 study of barzolvolimab in adult patients with ColdU and SD who remain symptomatic despite H1 antihistamine treatment. The Phase 3 trial (EMBARQ-ColdU and SD) is a randomized, double-blind, placebo-controlled, parallel group, global Phase 3 study (approximately 75 clinical trial sites across 7 countries) where approximately 240 participants will be enrolled to 2 separate cohorts (differentiated by subtype) to include approximately 120 participants with ColdU and 120 participants with SD. Participants in each cohort will be randomized in a 1:1 ratio to one of two treatment arms: cohort 1: barzolvolimab 150 mg every 4 weeks (Q4W) following a loading dose of 450 mg on Day 1 or cohort 2: matching placebo for 24 weeks. At 24 weeks, all patients will receive open label barzolvolimab 300mg every 8 weeks (Q8W) for an additional 28 weeks for a total treatment duration of 52 weeks in the study. The primary endpoint of the study will evaluate the percentage of patients with complete response (negative provocation test) at Week 12 as assessed by the TempTest® in ColdU and the FricTest® in SD. After completing the 52 week treatment period, participants will continue to be followed for 16 weeks.

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

We have completed a Phase 1b multi-center, randomized, double-blind, placebo-controlled intravenous study in PN. Data from the study, including 24 weeks of follow-up, were presented at the 12th World Congress on Itch (WCI) held in November 2023. 24 adults (evaluable: n=23 safety; n=22 efficacy) with moderate to severe PN were randomized across three arms: (1) barzolvolimab 3.0 mg/kg (n=9), barzolvolimab 1.5 mg/kg (n=7) and placebo (n=8). The primary endpoint of the study was safety; key secondary endpoints include changes from baseline in Worst Itch-Numerical Rating Scale (WI-NRS) & Investigator Global Assessment (IGA). The primary timepoint for evaluation of clinical activity was 8 weeks; patients were followed for safety and efficacy endpoints to 24 weeks. Patients on study generally had moderate to severe disease with mean baseline scores across all arms of 8.6 for WI-NRS and 3.3 for IGA.

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

In April 2024, we initiated a Phase 2 subcutaneous study in PN. This randomized, double-blind, placebo-controlled, parallel group study is evaluating the efficacy and safety profile of 2 dose levels of barzolvolimab compared to placebo in patients with moderate to severe PN who had inadequate response to prescription topical medications, or for whom topical medications are medically inadvisable (such as concerns for safety). 140 patients were randomly assigned on a 1:1:1 ratio to receive barzolvolimab injections of 150 mg Q4W after an initial loading dose of 450 mg, 300 mg Q4W after an initial loading dose of 450 mg, or placebo during a 24‑week Treatment Phase. Participants then entered a follow-up phase with no study treatment for an additional 16 weeks through Week 40. The primary objective of this study is to evaluate the clinical effect of barzolvolimab, compared to placebo, on itch response as measured by the proportion of participants with ≥ 4-point improvement in the worst intensity itch per a numeric rating scale (WI-NRS). Secondary objectives include but are not limited to additional measures of itch response from baseline compared to different timepoints, the assessment of skin lesions as measured by the Investigator Global Assessment (IGA), QoL outcomes and safety. In addition, the study included the option for patients who had symptoms following the treatment phase, including patients who were on placebo, to enroll in an open label extension where all patients received 300 mg of barzolvolimab every 4 weeks following a loading dose of barzolvolimab 450 mg. The study included the United States and 5 additional countries and approximately 75 clinical trial centers. Enrollment was completed in December 2025. Topline data from the study is expected in summer 2026.

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

The randomized, double-blind, placebo-controlled, parallel group Phase 2 study is evaluating the efficacy and safety profile of subcutaneous barzolvolimab in patients with moderate to severe AD. 131 patients were randomly assigned on a 1:1:1 ratio to receive subcutaneous injections of barzolvolimab at either 150 or 300 mg or placebo every 4 weeks after an initial loading dose of 450 mg or placebo during a 16-week placebo-controlled treatment phase. Participants randomized into the placebo arm were re-randomized at Week 16 into 1 of the 2 active treatment arms. Patients then entered a 16-week active treatment phase, in which all patients will receive barzolvolimab every 4 weeks. The primary endpoint of the study is to evaluate the clinical efficacy of the two dose levels compared to placebo using the Peak Pruritus Numerical Rating Scale (PP-NRS) at Week 16, a well‐defined, reliable, sensitive and valid scale for evaluating worst itch intensity in adults with moderate‐to‐severe AD. Secondary endpoints include the evaluation of the clinical efficacy of barzolvolimab, compared to placebo across multiple patient-reported outcomes, including assessing impressions of disease change and severity and improvements in quality of life. The study included approximately 40 clinical trial centers in the United States. Enrollment was completed in January 2026. Topline data from the study is expected in late 2026.

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

In November 2024, we initiated a multi-part Phase 1 study of CDX-622 in healthy volunteers and enrollment was completed across all parts in January 2026. The Phase 1a clinical trial is a three-part, randomized, double-blind, placebo-controlled, dose escalation study designed to assess the safety, pharmacokinetics, and pharmacodynamics of CDX-622 in up to 80 healthy participants. A single dose of CDX-622 or placebo was administered intravenously (IV) once during Part 1. In Part 2, CDX-622 or placebo was administered IV every 2 weeks (Q2W) for up to 6 weeks following the first dose, for a total of 4 doses. In Part 3, a single dose of CDX-622 or placebo was administered subcutaneously once. Participants are followed for 12 weeks in all Parts following the last dose of study drug. The pharmacodynamic biomarkers from blood and skin will be highly informative on the ability of CDX-622 to engage and neutralize SCF and TSLP.

We presented positive data from the Phase 1 single ascending dose portion of the study (Part 1) at the CIA (Collegium Internationale Allergologicum) Biennial Symposium in October 2025. CDX-622 was well tolerated with no dose limiting toxicities and no emergent events related to systemic KIT inhibition. CDX-622 exhibited a good pharmacokinetic profile and induced rapid and sustained dose dependent reductions in serum tryptase, indicative of mast cell inhibition and depletion. Data from the multiple ascending doses portion of the study (Part 2) and subcutaneous administration (Part 3) are expected in the third quarter of 2026.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding newly adopted and recent accounting pronouncements. See also Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting policies and estimates. There have been no material changes to such critical accounting policies or estimates. We believe our most critical accounting policies include accounting for contingent consideration, revenue recognition, intangible and long-lived assets, research and development expenses and stock-based compensation expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2026	2025	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$—	$50	$(50)	(100)%
Contracts and grants	15	645	(630)	(98)%
Total revenues	$15	$695	$(680)	(98)%
Operating expenses:
Research and development	73,001	52,614	20,387	39%
General and administrative	11,449	10,820	629	6%
Total operating expenses	84,450	63,434	21,016	33%
Operating loss	(84,435)	(62,739)	21,696	35%
Investment and other income, net	5,750	8,943	(3,193)	(36)%
Net loss	$(78,685)	$(53,796)	$24,889	46%

Net Loss

The $24.9 million increase in net loss for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to an increase in research and development expenses related to barzolvolimab and a decrease in investment and other income, net.

Revenue

The $0.6 million decrease in contracts and grants revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a decrease in revenue from our contract manufacturing and research and development agreements with Rockefeller University. We expect revenue to increase over the next twelve months as a result of an increase in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2026	2025	$	%

	(In thousands)
Personnel	$15,569	$13,600	$1,969	14%
Laboratory supplies	1,458	2,168	(710)	(33)%
Facility	940	1,406	(466)	(33)%
Product development	50,158	32,166	17,992	56%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $2.0 million increase in personnel expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the expanded development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.7 million decrease in laboratory supply expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to lower laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.5 million decrease in facility expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to lower expense related to our leased facilities. In 2025, we signed a new lease in New Haven, Connecticut to which we will relocate our existing New Haven operations to in 2026. As a result, we expect facility expenses to increase over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $18.0 million increase in product development expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses. We expect product development expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $0.6 million increase in general and administrative expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to higher commercial planning expenses. We expect general and administrative expenses to increase over the next twelve months as a result of the expanded development of barzolvolimab and an increase in commercial planning efforts, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

The $3.2 million decrease in investment and other income, net for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to lower levels of cash and investment balances. We expect investment and other income to increase over the next twelve months due to higher levels of cash and investment balances as a result of our April 2026 underwritten public offering, although there may be fluctuations on a quarterly basis.

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

At March 31, 2026, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $451.5 million. We have had recurring losses and incurred a loss of $78.7 million for the three months ended March 31, 2026. Net cash used in operations for the three months ended March 31, 2026 was $65.6 million. We believe that the cash, cash equivalents and marketable securities at March 31, 2026, along with the approximately $323.9 million in net proceeds from our April 2026 underwritten public offering, are sufficient to meet estimated working capital requirements and fund current planned operations through 2028. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

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

Operating Activities

Net cash used in operating activities was $65.6 million for the three months ended March 31, 2026 as compared to $54.4 million for the three months ended March 31, 2025. The increase in net cash used in operating activities was primarily due to an increase in research and development expenses related to barzolvolimab. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash provided by investing activities was $72.1 million for the three months ended March 31, 2026 compared to $43.0 million for the three months ended March 31, 2025. The increase in net cash provided by investing activities was primarily due to net sales and maturities of marketable securities of $73.8 million for the three months ended March 31, 2026 as compared to $43.2 million for the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2026 as compared to $0.2 million for the three months ended March 31, 2025. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from issuance of stock from employee benefit plans.

In April 2026, we issued 11,896,750 shares of common stock in an underwritten public offering resulting in net proceeds of approximately $323.9 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at March 31, 2026 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2026, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2026.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: May 7, 2026	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: May 7, 2026	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)