Form 10-Q
period 2026-06-30
Celldex Therapeutics, Inc.
filed 2026-08-06
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 29, 2026, 78,529,532 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$47,454	$28,871
Marketable securities	670,133	489,702
Accounts and other receivables	230	2,015
Prepaid and other current assets	7,114	14,076
Total current assets	724,931	534,664
Property and equipment, net	9,756	5,334
Operating lease right-of-use assets, net	5,038	2,437
Intangible assets	27,190	27,190
Other assets	15,434	13,358
Total assets	$782,349	$582,983
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,675	$1,180
Accrued expenses	43,863	47,029
Current portion of operating lease liabilities	1,557	1,552
Current portion of other long-term liabilities	1,230	1,230
Total current liabilities	61,325	50,991
Long-term portion of operating lease liabilities	3,347	784
Other long-term liabilities	3,113	4,043
Total liabilities	67,785	55,818
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 78,500,173 and 66,549,442 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	79	67
Additional paid-in capital	2,679,356	2,337,453
Accumulated other comprehensive income	1,298	3,626
Accumulated deficit	(1,966,169)	(1,813,981)
Total stockholders’ equity	714,564	527,165
Total liabilities and stockholders’ equity	$782,349	$582,983

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Product development and licensing agreements	$7	$7	$7	$57
Contracts and grants	15	723	30	1,367
Total revenues	22	730	37	1,424

Operating expenses:
Research and development	67,542	54,196	140,543	106,810
General and administrative	13,103	10,391	24,552	21,211
Total operating expenses	80,645	64,587	165,095	128,021

Operating loss	(80,623)	(63,857)	(165,058)	(126,597)
Investment and other income, net	7,120	7,257	12,870	16,201
Net loss	$(73,503)	$(56,600)	$(152,188)	$(110,396)

Basic and diluted net loss per common share	$(0.94)	$(0.85)	$(2.11)	$(1.66)

Shares used in calculating basic and diluted net loss per share	77,840	66,392	72,234	66,388

Comprehensive loss:
Net loss	$(73,503)	$(56,600)	$(152,188)	$(110,396)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(1,224)	(229)	(2,328)	25
Comprehensive loss	$(74,727)	$(56,829)	$(154,516)	$(110,371)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(152,188)	$(110,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,756	1,740
Amortization and premium of marketable securities, net	(2,328)	(3,955)
Loss on sale or disposal of assets	4	6
Stock-based compensation expense	16,931	18,507
Changes in operating assets and liabilities:
Accounts and other receivables	1,785	610
Prepaid and other current assets	5,116	3,020
Other assets	(2,076)	447
Accounts payable and accrued expenses	9,850	(6,632)
Other liabilities	(1,848)	(1,724)
Net cash used in operating activities	(122,998)	(98,377)
Cash flows from investing activities:
Sales and maturities of marketable securities	283,876	367,873
Purchases of marketable securities	(462,461)	(274,080)
Acquisition of property and equipment	(4,818)	(993)
Net cash (used in) provided by investing activities	(183,403)	92,800
Cash flows from financing activities:
Net proceeds from stock issuances	323,832	—
Proceeds from issuance of stock from employee benefit plans	1,152	265
Net cash provided by financing activities	324,984	265

Net increase (decrease) in cash and cash equivalents	18,583	(5,312)
Cash and cash equivalents at beginning of period	28,871	28,356
Cash and cash equivalents at end of period	$47,454	$23,044

Non-cash investing activities
Accrued construction in progress	$577	$49

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

At June 30, 2026, the Company had cash, cash equivalents and marketable securities of $717.6 million. The Company has had recurring losses and incurred a loss of $152.2 million for the six months ended June 30, 2026. Net cash used in operations for the six months ended June 30, 2026 was $123.0 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

During the next twelve months and beyond, the Company may take further steps to raise additional capital to meet its long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although the Company has been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and the Company’s negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to the Company’s stockholders; debt financings, if available, may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce the Company’s economic potential from products under development. The Company’s ability to continue funding its planned operations beyond twelve months from the issuance date is also dependent on the timing and manner of payment of the future milestone under the Settlement Agreement (defined below) with Shareholder Representative Services LLC (“SRS”) (refer to Note 16), in the event that the Company achieves the milestone related to that payment. The Company, at its option, may decide to pay that milestone payment in cash, shares of its common stock or a combination thereof. If the Company is unable to raise the funds necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of the Company.

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(In thousands)
Barzolvolimab/Anti-KIT Program	$54,946	$42,645	$117,110	$82,348
CDX-622	3,501	3,838	7,795	9,289
Other Programs (a)	9,095	7,713	15,638	15,173
Total R&D Expense	$67,542	$54,196	$140,543	$106,810

(a)	Other program expenses primarily include research and development expenses related to early-stage programs, revenue-generating programs and discontinued programs.

The following table is a summary of the Company’s research and development expenses disaggregated by nature.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(In thousands)
Personnel	$15,885	$14,129	$31,454	$27,729
Laboratory supplies	2,593	1,544	4,051	3,712
Facility	1,178	1,398	2,118	2,803
Product development (b)	41,746	33,536	91,903	65,702
Other expenses (c)	6,140	3,589	11,017	6,864
Total R&D expense	$67,542	$54,196	$140,543	$106,810

(b)	Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing.
(c)	Other expenses primarily include research and development consulting, insurance, licensing and software expenses.

(4)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	June 30, 2026	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$33,273	—	$33,273	—
Marketable securities	670,133	—	670,133	—
	$703,406	—	$703,406	—

	As of
	December 31, 2025	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$19,115	—	$19,115	—
Marketable securities	489,702	—	489,702	—
	$508,817	—	$508,817	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of June 30, 2026 and December 31, 2025. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

There was no gain or loss on fair value remeasurement of contingent consideration recorded during the three and six months ended June 30, 2026 or June 30, 2025. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the six months ended June 30, 2026 or June 30, 2025.

(5)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
June 30, 2026
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$165,974	$50	$(261)	$165,763
Maturing after one year through three years	101,406	—	(504)	100,902
Total U.S. government and municipal obligations	$267,380	$50	$(765)	$266,665
Corporate debt securities
Maturing in one year or less	$325,803	$35	$(449)	$325,389
Maturing after one year through three years	78,248	—	(169)	78,079
Total corporate debt securities	$404,051	$35	$(618)	$403,468
Total marketable securities	$671,431	$85	$(1,383)	$670,133

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of June 30, 2026 and December 31, 2025 was $536.9 million and $19.4 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to the Company’s credit risk. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2026 and December 31, 2025.

Marketable securities include $6.3 million and $4.4 million in accrued interest at June 30, 2026 and December 31, 2025, respectively.

(6)  Leases

In June 2026, the Company entered into an amendment to its Hampton, New Jersey lease to expand its leased space from approximately 33,400 square feet to approximately 66,000 square feet and extend the lease term by an additional 36 months. As a result of the lease modification, the Company’s operating lease right-of-use asset and operating lease liability increased by $3.5 million during the quarter ended June 30, 2026. The lease modification also increased the Company’s undiscounted future lease payments under non-cancellable operating leases by approximately $4.4 million through 2030.

(7)  Intangible Assets

At June 30, 2026 and December 31, 2025, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 3 development. As of June 30, 2026, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(8)  Other Assets

The Company records advance payments for services that will not be performed within one year of the balance sheet date as other assets. Such amounts will be recognized as expense in the period in which the related services are performed. Advance payments reflected within other assets in our consolidated balance sheets were $14.8 million and $12.8 million at June 30, 2026 and December 31, 2025, respectively.

(9)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	June 30,	December 31,
	2026	2025

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 14)	$1,613	$1,613
Deferred income from sale of tax benefits	930	1,860
Deferred revenue (Note 13)	1,800	1,800
Total	4,343	5,273
Less current portion	(1,230)	(1,230)
Long-term portion	$3,113	$4,043

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.9 million in other income related to the sale of these tax benefits during the three and six months ended June 30, 2026, respectively, and $0.0 million and $0.9 million during the three and six months ended June 30, 2025, respectively.

(10)  Stockholders’ Equity

In November 2023, the Company filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement, including shares of its common stock.

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At June 30, 2026, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

In April 2026, the Company issued 11,896,750 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $323.8 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three and six months ended June 30, 2026 and 2025 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2025	66,549,442	$67	$2,337,453	$3,626	$(1,813,981)	$527,165
Shares issued under stock option and employee stock purchase plans	19,529	—	327	—	—	327
Stock-based compensation	—	—	8,523	—	—	8,523
Unrealized loss on marketable securities	—	—	—	(1,104)	—	(1,104)
Net loss	—	—	—	—	(78,685)	(78,685)
Consolidated balance at March 31, 2026	66,568,971	$67	$2,346,303	$2,522	$(1,892,666)	$456,226
Shares issued under stock option and employee stock purchase plans	34,452	—	825	—	—	825
Shares issued in underwritten offering, net	11,896,750	12	323,820	—	—	323,832
Stock-based compensation	—	—	8,408	—	—	8,408
Unrealized loss on marketable securities	—	—	—	(1,224)	—	(1,224)
Net loss	—	—	—	—	(73,503)	(73,503)
Consolidated balance at June 30, 2026	78,500,173	$79	$2,679,356	$1,298	$(1,966,169)	$714,564

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2024	66,374,549	$66	$2,298,849	$3,314	$(1,555,224)	$747,005
Shares issued under stock option and employee stock purchase plans	9,642	—	202	—	—	202
Stock-based compensation	—	—	9,316	—	—	9,316
Unrealized gain on marketable securities	—	—	—	254	—	254
Net loss	—	—	—	—	(53,796)	(53,796)
Consolidated balance at March 31, 2025	66,384,191	$66	$2,308,367	$3,568	$(1,609,020)	$702,981
Shares issued under stock option and employee stock purchase plans	10,050	—	63	—	—	63
Stock-based compensation	—	—	9,191	—	—	9,191
Unrealized loss on marketable securities	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	(56,600)	(56,600)
Consolidated balance at June 30, 2025	66,394,241	$66	$2,317,621	$3,339	$(1,665,620)	$655,406

(11)  Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2026 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2025	9,134,278	$26.49	7.1
Granted	2,588,670	$33.83	—
Exercised	(41,894)	$22.30	—
Canceled	(250,328)	$42.97	—
Options outstanding at June 30, 2026	11,430,726	$27.80	7.5
Options vested and expected to vest at June 30, 2026	11,288,830	$27.77	7.4
Options exercisable at June 30, 2026	6,194,728	$25.60	6.0
Shares available for grant under the Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended, effective as of June 25, 2026) at June 30, 2026	3,686,494

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2026 was $20.96 and $20.90, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at June 30, 2026 was $107.2 million. The aggregate intrinsic value of stock options exercisable at June 30, 2026 was $72.5 million. As of June 30, 2026, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $98.5 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 3.0 years.

Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Research and development	$4,588	$4,882	$9,235	$9,467
General and administrative	3,820	4,309	7,696	9,040
Total stock-based compensation expense	$8,408	$9,191	$16,931	$18,507

The fair values of employee, consultant and non-employee director stock options granted during the three and six months ended June 30, 2026 and 2025 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected stock price volatility	63 – 74%	76%	63 – 76%	76 – 81%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	4.0 – 4.4%	4.1 – 4.3%	3.8 – 4.4%	4.1 – 4.7%
Expected dividend yield	None	None	None	None

(12)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2026 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2025	$1,030	$2,596	$3,626
Other comprehensive loss	(2,328)	—	(2,328)
Balance at June 30, 2026	$(1,298)	$2,596	$1,298

No amounts were reclassified out of accumulated other comprehensive income during the six months ended June 30, 2026.

(13)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized no material revenue under the agreements with Rockefeller during the three and six months ended June 30, 2026. The Company recognized $0.7 million and $1.4 million under the agreements with Rockefeller during the three and six months ended June 30, 2025, respectively.

Contract Assets and Liabilities

At June 30, 2026 and December 31, 2025, the Company’s right to consideration under all contracts were considered unconditional, and as such, no contract assets were recorded. Accordingly, amounts billed but not yet paid by customers were recorded as trade receivables at June 30, 2026 and December 31, 2025.

At June 30, 2026, the Company had $1.8 million in contract liabilities recorded, representing consideration billed in advance of performing manufacturing and research and development services. The Company expects to recognize this amount as revenue over the next 24 months as the related services are performed. At December 31, 2025, the Company had $1.8 million in contract liabilities recorded. No revenue was recognized from contract liabilities as of December 31, 2025 during the six months ended June 30, 2026.

(14)  Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred (under prior law such expenditures were capitalized and amortized over five years) and (ii) the option to claim 100% accelerated depreciation deductions on qualified property. The corporate tax changes included in the OBBBA did not have a material impact on our effective income tax rate during the three and six months ended June 30, 2026, and we do not anticipate a material impact on our effective income tax rate in future periods.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of June 30, 2026 and December 31, 2025.

The net deferred tax liability of $1.6 million at June 30, 2026 and December 31, 2025 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

Massachusetts, New Jersey, New York and Connecticut are the jurisdictions in which the Company primarily operates or has operated and has income tax nexus. The Company is not currently under examination by these or any other jurisdictions for any tax year.

(15)  Net Loss Per Share

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

	Six Months Ended June 30,
	2026	2025
Stock Options	11,430,726	9,290,328
Restricted Stock	—	—
	11,430,726	9,290,328

(16)  Kolltan Acquisition

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including;
-	Chronic Spontaneous Urticaria (CSU): Enrollment is complete in our Phase 3 studies in CSU and topline data will be available in September/October 2026. 1,939 patients were enrolled—the largest program conducted in antihistamine refractory CSU, including patients with advanced therapy experienced/refractory CSU. In November 2023, we announced that our Phase 2 study in CSU achieved the primary efficacy endpoint (statistically significant mean change from baseline to Week 12 of urticaria activity score compared to placebo) and was well tolerated. Patients on study continued to receive barzolvolimab and, in September 2024, we reported data from 52 weeks of treatment—demonstrating sustained and deepening disease efficacy and a well tolerated long term safety profile. In June 2025, Celldex presented longer term follow up data from the study. At 76 weeks, 7 months after the completion of dosing with barzolvolimab, over 40% of patients (150 mg Q4W) continued to experience profound, sustained complete response and clinically meaningful improvements in quality of life and angioedema;

-	Cold Urticaria (ColdU) and Symptomatic Dermographism (SD): We initiated a Phase 3 study in ColdU and SD in December 2025 and enrollment is ongoing. In July 2024, we announced that our Phase 2 study being conducted in two forms of chronic inducible urticaria (CIndU), ColdU and SD, achieved the primary efficacy endpoint (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October of 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab and, in November 2025, we reported data from 20 weeks of treatment—demonstrating sustained efficacy and a well tolerated safety profile over the longer treatment period. In March 2026, we presented results that demonstrated that barzolvolimab re-treatment achieved similar profound efficacy to first exposure in patients with ColdU and SD;
-	Prurigo Nodularis (PN): In April 2024, we initiated a Phase 2 study in PN and enrollment was completed in December 2025. In July 2026, we shared topline results that showed the trial did not meet primary or key secondary endpoints at Week 12 at either dose level evaluated. Barzolvolimab was well-tolerated and demonstrated a favorable safety profile consistent with prior studies. Rapid and profound suppression of circulating tryptase, indicative of systemic mast cell depletion was observed. These data indicate that mast cells may not be the key pathogenic driver in PN and, based on these results, we are discontinuing the Phase 2 PN study; and
-	Atopic Dermatitis (AD): A Phase 2 study in AD was initiated in December 2024 and enrollment was completed in January 2026. Topline data from the study is expected in late 2026.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.
-	In June 2026, we presented first-in-human data that demonstrated that neutralizing soluble SCF can selectively inhibit KIT signaling in mast cells. This approach provides a validated anchor mechanism that enables the development of diverse bispecific antibody candidates where a dual mechanism approach may overcome the heterogeneity inherent in the pathophysiology of many inflammatory disorders.
-	Our first bispecific candidate based on this science is CDX-622 (SCF & TSLP) which targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. In November 2024, a multi-part Phase 1a dose-escalation study in healthy volunteers was initiated and enrollment was completed across all parts in January 2026. Positive data from the single ascending dose portion of the study was presented in October 2025. Data from the multiple ascending dose portion of the study and from the subcutaneous administration portion of the study were presented in June 2026. CDX-622 was well tolerated at all dose levels and results showed rapid, profound, dose-dependent, and durable reductions in serum tryptase indicative of mast cell depletion, without measurably impacting other KIT functions. In January 2026, we initiated an open-label, single-dose Phase 1 proof of mechanism study in adults with mild to moderate asthma to assess the impact of dual neutralization of SCF and TSLP.

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

During the past five years through December 31, 2025, we incurred an aggregate of $662.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the six months ended June 30, 2026 and 2025. The amounts disclosed in the following table reflect direct research and development costs and an allocation of indirect research and development costs to each program.

	Six Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2025

	(In thousands)
Barzolvolimab/Anti-KIT Program	$117,110	$82,348
CDX‑622	7,795	9,289
Other Programs	15,638	15,173
Total R&D Expense	$140,543	$106,810

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

●	In July 2024, we initiated two Phase 3 studies in CSU and, in February 2026, we announced that enrollment was complete. Topline data is expected in September/October 2026 and, assuming positive Phase 3 data, the Company plans to file a BLA in 2027.
●	A Phase 2 study in CSU has been completed. The primary endpoint of the study was achieved—a statistically significant mean change from baseline to Week 12 of UAS7 (weekly urticaria activity score) compared to placebo. All secondary endpoints were also met and barzolvolimab was well tolerated. Up to 51% of patients on study had a complete response and were symptom free (UAS7=0; no itch/no hives) at 12 weeks, which continued to deepen over 52 weeks of active therapy to up to 71% of patients. This profound clinical benefit continued even after patients were off therapy with up to 41% of patients reporting complete response seven months after receiving their last dose. Patients also reported clinically meaningful improvements in angioedema control and quality of life. At 12 weeks, up to 65% of barzolvolimab treated patients were angioedema free (AAS7=0), which increased to up to 77% at Week 52 and remained at up to 64% seven months after last dose. At 12 weeks, up to 67% of patients treated with barzolvolimab reported their CSU had no impact on their quality of life (DLQI 0/1), which increased to up to 82% at Week 52 and remained at up to 48% seven months after last dose.
●	In December 2025, we initiated a Phase 3 study in two of the most common forms of CIndU—cold urticaria (ColdU) and symptomatic dermographism (SD).
●	A Phase 2 study in ColdU and SD has been completed. The primary endpoint of the study was achieved—a statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12. All secondary endpoints were also met and barzolvolimab was well tolerated. Sustained efficacy and a favorable safety profile were observed over the continued (20 week) placebo controlled treatment period. Patients were then followed for up to 24 additional weeks without treatment and patients with returning or continuing symptoms were eligible to enroll into an open label extension (OLE) where it was demonstrated that barzolvolimab re-treatment achieved similar profound efficacy to first exposure in patients with ColdU and SD.

Based on the positive results reported in urticaria, we expanded development of barzolvolimab into additional indications where mast cells are believed to play an important role. We are conducting an ongoing Phase 2 study in atopic dermatitis (AD) and continue to assess potential opportunities for barzolvolimab in other diseases where mast cells play an important role, such as dermatologic, respiratory, allergic, gastrointestinal and ophthalmic conditions.

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

We have completed a Phase 2 study in patients with CSU who remained symptomatic despite antihistamine therapy. The study was conducted at approximately 75 clinical trial sites across 9 countries. The study was a randomized, double-blind, placebo-controlled, parallel group Phase 2 study that evaluated the efficacy and safety profile of multiple dose regimens of barzolvolimab to determine the optimal dosing strategy. 208 patients were randomly assigned on a 1:1:1:1 ratio to receive subcutaneous injections of barzolvolimab at 75 mg every 4 weeks, 150 mg every 4 weeks, 300 mg every 8 weeks or placebo during a 16-week placebo-controlled treatment phase. After 16 weeks, patients then entered a 36-week active treatment period, in which patients receiving placebo or the 75 mg dose were randomized to receive barzolvolimab 150 mg every 4 weeks or 300 mg every 8 weeks; patients already randomized to the 150 mg and 300 mg treatment arms remained on the same regimen as during the placebo-controlled treatment period. After 52 weeks, patients then entered a follow-up period for an additional 24 weeks. The primary endpoint of the study was mean change in baseline to Week 12 in UAS7 (weekly urticaria activity score). Secondary endpoints included safety and other assessments of clinical activity including ISS7 (weekly itch severity score), HSS7 (weekly hive severity score) and AAS7 (weekly angioedema activity score).

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

In July 2024, we initiated two Phase 3 studies of barzolvolimab in CSU. The studies, EMBARQ-CSU1 and EMBARQ-CSU2, are designed to establish the efficacy and safety of barzolvolimab in adult patients with CSU who remain symptomatic despite H1 antihistamine treatment. 1,939 patients were enrolled—the largest program conducted in antihistamine refractory CSU, including patients with advanced therapy experienced/refractory CSU. The studies included 43 countries and over 500 sites. Both Phase 3 trials are randomized, double-blind, placebo-controlled, parallel group, global studies where patients have been randomized evenly per trial to barzolvolimab 150 mg every 4 weeks (following 300 mg loading dose), barzolvolimab 300 mg every 8 weeks (following 450 mg loading dose) or placebo for 52 weeks. At 24 weeks, patients on placebo are re-randomized to active treatment across both dosing groups. After completion of the 52 week treatment period, patients on study are followed for 16 weeks. The primary endpoint of the studies will evaluate the clinical effect of barzolvolimab in reducing urticaria activity (weekly urticaria activity score; UAS7) at Week 12. The studies are designed to detect a clinically meaningful difference between each of the active arms versus placebo in the overall population as well as in the subpopulation of omalizumab refractory participants. The primary endpoint analysis will be performed when all patients have completed the placebo controlled portion of the study at 24 weeks. Enrollment to the studies was completed in February 2026 and topline data will be available in September/October 2026. Assuming positive Phase 3 data, the Company plans to file a BLA in 2027.

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

Prurigo Nodularis (PN)

In July 2026, we announced topline results from a Phase 2 study in prurigo nodularis (PN), a chronic skin disease characterized by the development of hard, intensely itchy (pruritic) nodules on the skin. Mast cells through their interactions with sensory neurons and other immune cells are believed to play an important role in amplifying chronic itch and neuroinflammation, both of which are a hallmark of PN. We designed the Phase 2 study to determine if barzolvolimab could deplete mast cells and, in turn, improve clinical outcomes in PN. Topline results demonstrated that the trial did not meet primary or key secondary endpoints at Week 12 at either dose level evaluated. Barzolvolimab was well-tolerated and demonstrated a favorable safety profile consistent with prior studies. Rapid and profound suppression of circulating tryptase, indicative of systemic mast cell depletion was observed. These data indicate that mast cells may not be the key pathogenic driver in PN. Based on these results, we are discontinuing the Phase 2 PN study.

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

Bispecific Platform

Our next generation bispecific antibody platform is supporting the expansion of our pipeline with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases. In June 2026 we presented first-in-human data that demonstrated neutralizing soluble SCF can selectively inhibit KIT signaling in mast cells. This approach provides a validated anchor mechanism that enables the development of diverse bispecific candidates where a dual mechanism approach may overcome the heterogeneity inherent in the pathophysiology of many inflammatory disorders.

CDX-622

CDX-622 is our first bispecific antibody based on this science and targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. We believe CDX-622 has significant potential across indications where both TSLP and mast cells play a pathogenic role. Combined neutralization of SCF and TSLP with CDX-622 is expected to simultaneously reduce tissue mast cells and inhibit Type 2 inflammatory responses to potentially offer enhanced therapeutic benefit in inflammatory and fibrotic disorders. CDX-622 has been engineered to disable effector function (AQQ) and reduce clearance (YTE). Prioritized indications include severe asthma, allergic rhinitis, and food allergy.

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

We presented positive data from the Phase 1 single ascending dose portion of the study (Part 1) at the CIA (Collegium Internationale Allergologicum) Biennial Symposium in October 2025. CDX-622 was well tolerated with no dose limiting toxicities and no emergent events related to systemic KIT inhibition. CDX-622 exhibited a good pharmacokinetic profile and induced rapid and sustained dose dependent reductions in serum tryptase, indicative of mast cell inhibition and depletion. Complete results from the Phase 1, first-in-human trial were presented at the European Academy of Allergy and Clinical Immunology (EAACI) Annual Congress in June 2026.

●	Rapid, profound, dose-dependent, and durable reductions in serum tryptase were observed, indicative of tissue mast cell inhibition and depletion.

o	Tryptase decreases were comparable to KIT-targeting following multiple doses.

o	Biopsy data were consistent with greater impact on mucosal mast cells than skin mast cells.

●	CDX-622 exhibited monoclonal antibody-like pharmacokinetics, with extended half-life and good exposure with subcutaneous administration, consistent with good bioavailability.

o	There was no evidence of immunogenicity at any dose.

●	CDX-622 was well-tolerated in all study parts and at all dose levels. There were no dose-limiting toxicities or related serious adverse events.

o	The most commonly reported adverse event across the study was Grade 1 headache.

o	There were no meaningful changes in hair or skin pigmentation.

o	There was no meaningful impact on hematologic parameters.

Additionally, in June, Celldex presented new non-human primate data at the European Mast Cell and Basophil Research Network (EMBRN) that validates the approach of targeting soluble SCF to deplete mast cells. The preclinical study evaluated antibodies either targeting soluble SCF or both soluble and the membrane form of SCF. The data showed that targeting soluble SCF effectively depleted mast cells in a manner similar to targeting membrane SCF, but without measurable effect on spermatogenesis or melanogenesis in non-human primates.

Results to date support that combined TSLP neutralization and mast cell depletion with CDX-622 may result in broad efficacy in inflammatory diseases where both pathways play a pathogenic role.

In January 2026, we initiated an open-label, single-dose Phase 1 proof of mechanism study to assess the safety, pharmacodynamics, and pharmacokinetics of CDX-622 in adults with mild to moderate asthma to assess the impact of dual neutralization of SCF and TSLP. Participants receive a single IV infusion of CDX-622 and are followed for 12 weeks. PD effects of CDX-622 on fractional exhaled nitric oxide (FeNO), absolute eosinophil count (AEC) and serum biomarkers, including TSLP- and SCF-related biomarkers, will be evaluated.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
	2026	2025	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$7	$7	$—	—%
Contracts and grants	15	723	(708)	(98)%
Total revenues	$22	$730	$(708)	(97)%
Operating expenses:
Research and development	67,542	54,196	13,346	25%
General and administrative	13,103	10,391	2,712	26%
Total operating expenses	80,645	64,587	16,058	25%
Operating loss	(80,623)	(63,857)	16,766	26%
Investment and other income, net	7,120	7,257	(137)	(2)%
Net loss	$(73,503)	$(56,600)	$16,903	30%

Net Loss

The $16.9 million increase in net loss for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to an increase in research and development expenses related to barzolvolimab.

Revenue

The $0.7 million decrease in contracts and grants revenue for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to a decrease in revenue from our contract manufacturing and research and development agreements with Rockefeller University. We expect revenue to increase over the next twelve months as a result of an increase in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2026	2025	$	%

	(In thousands)
Personnel	$15,885	$14,129	$1,756	12%
Laboratory supplies	2,593	1,544	1,049	68%
Facility	1,178	1,398	(220)	(16)%
Product development	41,746	33,536	8,210	24%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $1.8 million increase in personnel expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $1.0 million increase in laboratory supply expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.2 million decrease in facility expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to lower expense related to our leased facilities. In 2025, we signed a new lease in New Haven, Connecticut and we are in process of relocating our existing New Haven operations to that facility. In addition, we expanded our leased space in Hampton, New Jersey in June 2026. As a result, we expect facility expenses to increase over the next twelve months, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $8.2 million increase in product development expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to an increase in barzolvolimab clinical trial expenses. We expect product development expenses to increase over the next twelve months primarily due to increased costs associated with the development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $2.7 million increase in general and administrative expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to higher commercial planning expenses and an increase in employee headcount. We expect general and administrative expenses to increase over the next twelve months primarily due to increased costs to support commercial planning efforts and the continued growth of our organization in preparation for potential commercialization of barzolvolimab, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

Investment and other income, net for the three months ended June 30, 2026 was relatively consistent with the three months ended June 30, 2025. We expect investment and other income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

	Six Months Ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)
	2026	2025	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$7	$57	$(50)	(88)%
Contracts and grants	30	1,367	(1,337)	(98)%
Total revenues	$37	$1,424	$(1,387)	(97)%
Operating expenses:
Research and development	140,543	106,810	33,733	32%
General and administrative	24,552	21,211	3,341	16%
Total operating expenses	165,095	128,021	37,074	29%
Operating loss	(165,058)	(126,597)	38,461	30%
Investment and other income, net	12,870	16,201	(3,331)	(21)%
Net loss	$(152,188)	$(110,396)	$41,792	38%

Net Loss

The $41.8 million increase in net loss for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to an increase in research and development expenses related to barzolvolimab.

Revenue

The $1.3 million decrease in contracts and grants revenue for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to a decrease in revenue from our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2026	2025	$	%

	(In thousands)
Personnel	$31,454	$27,729	$3,725	13%
Laboratory supplies	4,051	3,712	339	9%
Facility	2,118	2,803	(685)	(24)%
Product development	91,903	65,702	26,201	40%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $3.7 million increase in personnel expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to an increase in employee headcount.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $0.3 million increase in laboratory supply expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to higher laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.7 million decrease in facility expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to lower expense related to our leased facilities.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $26.2 million increase in product development expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses.

General and Administrative Expense

The $3.3 million increase in general and administrative expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to higher commercial planning expenses.

Investment and Other Income, Net

The $3.3 million decrease in investment and other income, net for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to lower cash and investment balances prior to the April 2026 underwritten public offering and lower yields on fixed income investments.

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

At June 30, 2026, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $717.6 million. We have had recurring losses and incurred a loss of $152.2 million for the six months ended June 30, 2026. Net cash used in operations for the six months ended June 30, 2026 was $123.0 million. We believe that the cash, cash equivalents and marketable securities at June 30, 2026 are sufficient to meet estimated working capital requirements and fund current planned operations through 2028. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

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

Operating Activities

Net cash used in operating activities was $123.0 million for the six months ended June 30, 2026 as compared to $98.4 million for the six months ended June 30, 2025. The increase in net cash used in operating activities was primarily due to an increase in research and development expenses related to barzolvolimab, partially offset by an increase in accounts payable during the six months ended June 30, 2026. We expect that cash used in operating activities will increase over the next twelve months as a result of the expanded development of barzolvolimab.

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

Investing Activities

Net cash used in investing activities was $183.4 million for the six months ended June 30, 2026 compared to net cash provided by investing activities of $92.8 million for the six months ended June 30, 2025. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities of $178.6 million for the six months ended June 30, 2026 as compared to net sales and maturities of marketable securities of $93.8 million for the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities was $325.0 million for the six months ended June 30, 2026 as compared to $0.3 million for the six months ended June 30, 2025. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from stock issuances.

In April 2026, we issued 11,896,750 shares of common stock in an underwritten public offering resulting in net proceeds of $323.8 million, after deducting underwriting fees and offering expenses.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at June 30, 2026 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2026, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
†10.1

Amendment No. 4 to Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 26, 2026 with the Securities and Exchange Commission.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: August 6, 2026	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: August 6, 2026	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)