Form 10-Q
period 2026-09-30
Celldex Therapeutics, Inc.
filed 2026-11-05
CIK 744218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 28, 2026, 78,545,051 shares of common stock, $.001 par value per share, were outstanding.

CELLDEX THERAPEUTICS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$26,952	$28,871
Marketable securities	623,367	489,702
Accounts and other receivables	355	2,015
Prepaid and other current assets	13,062	14,076
Total current assets	663,736	534,664
Property and equipment, net	10,997	5,334
Operating lease right-of-use assets, net	9,922	2,437
Intangible assets	27,190	27,190
Other assets	9,686	13,358
Total assets	$721,531	$582,983
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,240	$1,180
Accrued expenses	46,609	47,029
Current portion of operating lease liabilities	1,438	1,552
Current portion of other long-term liabilities	1,230	1,230
Total current liabilities	60,517	50,991
Long-term portion of operating lease liabilities	8,432	784
Other long-term liabilities	3,113	4,043
Total liabilities	72,062	55,818
Commitments and contingent liabilities
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $.001 par value; 297,000,000 shares authorized; 78,534,438 and 66,549,442 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	79	67
Additional paid-in capital	2,691,445	2,337,453
Accumulated other comprehensive income	(329)	3,626
Accumulated deficit	(2,041,726)	(1,813,981)
Total stockholders’ equity	649,469	527,165
Total liabilities and stockholders’ equity	$721,531	$582,983

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Product development and licensing agreements	$—	$—	$7	$57
Contracts and grants	—	—	30	1,367
Total revenues	—	—	37	1,424

Operating expenses:
Research and development	67,407	62,931	207,950	169,741
General and administrative	14,844	10,686	39,396	31,897
Total operating expenses	82,251	73,617	247,346	201,638

Operating loss	(82,251)	(73,617)	(247,309)	(200,214)
Investment and other income, net	6,694	6,573	19,564	22,774
Net loss	$(75,557)	$(67,044)	$(227,745)	$(177,440)

Basic and diluted net loss per common share	$(0.96)	$(1.01)	$(3.06)	$(2.67)

Shares used in calculating basic and diluted net loss per share	78,531	66,420	74,356	66,399

Comprehensive loss:
Net loss	$(75,557)	$(67,044)	$(227,745)	$(177,440)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(1,627)	426	(3,955)	451
Comprehensive loss	$(77,184)	$(66,618)	$(231,700)	$(176,989)

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(227,745)	$(177,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,918	2,564
Amortization and premium of marketable securities, net	(3,117)	(4,973)
Loss on sale or disposal of assets	51	12
Stock-based compensation expense	27,905	27,308
Changes in operating assets and liabilities:
Accounts and other receivables	1,660	610
Prepaid and other current assets	11	235
Other assets	3,672	383
Accounts payable and accrued expenses	9,027	6,430
Other liabilities	(2,415)	(2,134)
Net cash used in operating activities	(188,033)	(147,005)
Cash flows from investing activities:
Sales and maturities of marketable securities	391,169	484,788
Purchases of marketable securities	(524,669)	(329,708)
Acquisition of property and equipment	(6,485)	(1,433)
Net cash (used in) provided by investing activities	(139,985)	153,647
Cash flows from financing activities:
Net proceeds from stock issuances	323,832	—
Proceeds from issuance of stock from employee benefit plans	2,267	1,039
Net cash provided by financing activities	326,099	1,039

Net (decrease) increase in cash and cash equivalents	(1,919)	7,681
Cash and cash equivalents at beginning of period	28,871	28,356
Cash and cash equivalents at end of period	$26,952	$36,037

Non-cash investing activities
Accrued construction in progress	$711	$472

See accompanying notes to unaudited condensed consolidated financial statements

CELLDEX THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

At September 30, 2026, the Company had cash, cash equivalents and marketable securities of $650.3 million. The Company has had recurring losses and incurred a loss of $227.7 million for the nine months ended September 30, 2026. Net cash used in operations for the nine months ended September 30, 2026 was $188.0 million. The Company believes that the cash, cash equivalents and marketable securities at the filing date of this Quarterly Report on Form 10-Q will be sufficient to meet estimated working capital requirements and fund planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

(2)  Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements on this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 are consistent with those discussed in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(In thousands)
Barzolvolimab/Anti-KIT Program	$53,517	$51,619	$170,627	$133,967
CDX-622	3,794	5,617	11,590	14,906
Other Programs (a)	10,096	5,695	25,733	20,868
Total R&D Expense	$67,407	$62,931	$207,950	$169,741

(a)	Other program expenses primarily include research and development expenses related to early-stage programs, revenue-generating programs and discontinued programs.

The following table is a summary of the Company’s research and development expenses disaggregated by nature.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(In thousands)
Personnel	$18,272	$14,455	$49,726	$42,184
Laboratory supplies	2,138	1,057	6,188	4,769
Facility	1,422	1,410	3,540	4,214
Product development (b)	38,401	42,371	130,304	108,073
Other expenses (c)	7,174	3,638	18,192	10,501
Total R&D expense	$67,407	$62,931	$207,950	$169,741

(b)	Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing.
(c)	Other expenses primarily include research and development consulting, insurance, licensing and software expenses.

(4)  Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements:

	As of
	September 30, 2026	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$15,106	—	$15,106	—
Marketable securities	623,367	—	623,367	—
	$638,473	—	$638,473	—

	As of
	December 31, 2025	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Money market funds and cash equivalents	$19,115	—	$19,115	—
Marketable securities	489,702	—	489,702	—
	$508,817	—	$508,817	—

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

Contingent consideration liabilities measured at fair value using Level 3 inputs were $0.0 million as of September 30, 2026 and December 31, 2025. The valuation technique used to measure fair value of the Company’s Level 3 liabilities, which consist of contingent consideration related to the acquisition of Kolltan Pharmaceuticals, Inc. (“Kolltan”) in 2016, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are estimates including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

There was no gain or loss on fair value remeasurement of contingent consideration recorded during the three and nine months ended September 30, 2026 or September 30, 2025. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.

The Company did not have any transfers in or out of Level 3 assets or liabilities during the nine months ended September 30, 2026 or September 30, 2025.

(5)  Marketable Securities

The following is a summary of marketable debt securities, classified as available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
September 30, 2026
Marketable securities
U.S. government and municipal obligations
Maturing in one year or less	$158,525	$4	$(556)	$157,973
Maturing after one year through three years	95,494	—	(1,041)	94,453
Total U.S. government and municipal obligations	$254,019	$4	$(1,597)	$252,426
Corporate debt securities
Maturing in one year or less	$292,883	$3	$(811)	$292,075
Maturing after one year through three years	79,390	—	(524)	78,866
Total corporate debt securities	$372,273	$3	$(1,335)	$370,941
Total marketable securities	$626,292	$7	$(2,932)	$623,367

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

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

The Company holds investment-grade marketable securities. Unrealized losses are generally attributable to changes in interest rates. The aggregate fair value of marketable securities held by the Company in an unrealized loss position as of September 30, 2026 and December 31, 2025 was $576.5 million and $19.4 million, respectively. The Company has the intent and ability to hold its marketable securities until recovery and has determined that there has been no material change to the Company’s credit risk. As a result, the Company determined it did not hold any investments with a credit loss at September 30, 2026 and December 31, 2025.

Marketable securities include $5.5 million and $4.4 million in accrued interest at September 30, 2026 and December 31, 2025, respectively.

(6)  Leases

In 2025, the Company entered into a lease for office and laboratory space in New Haven, Connecticut, which commenced in July 2026. Upon commencement of the lease, the Company recognized an operating lease right-of-use asset of $3.5 million and a corresponding operating lease liability of $3.4 million during the quarter ended September 30, 2026. In addition, as a result of the lease, the Company’s undiscounted future minimum lease payments under non-cancellable operating leases increased by approximately $4.5 million through 2031.

In June 2026, the Company entered into an amendment to its Hampton, New Jersey lease to expand its leased space from approximately 33,400 square feet to approximately 66,000 square feet and extend the lease term by an additional 36 months. As a result of the lease modification, the Company’s operating lease right-of-use asset and operating lease liability increased by $3.5 million during the quarter ended June 30, 2026. The lease modification increased the Company’s undiscounted future minimum lease payments under non-cancellable operating leases by approximately $4.4 million through 2030.

In July 2026, the Company entered into an amendment to its Fall River, Massachusetts lease to extend the lease term by an additional 36 months. As a result of the lease modification, the Company’s operating lease right-of-use asset and operating lease liability increased by $2.0 million during the quarter ended September 30, 2026. The lease modification increased the Company’s undiscounted future minimum lease payments under non-cancellable operating leases by approximately $2.5 million through 2030.

(7)  Intangible Assets

At September 30, 2026 and December 31, 2025, the carrying value of the Company’s indefinite-lived intangible assets was $27.2 million. Indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”) related to the development of the anti-KIT program (including barzolvolimab), which was recorded in connection with the Kolltan acquisition. Barzolvolimab is in Phase 3 development. As of September 30, 2026, the IPR&D asset related to the anti-KIT program had not reached technological feasibility nor did the asset have alternative future uses.

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

(8)  Other Assets

The Company records advance payments for services that will not be performed within one year of the balance sheet date as other assets. Such amounts will be recognized as expense in the period in which the related services are performed. Advance payments reflected within other assets in our consolidated balance sheets were $9.1 million and $12.8 million at September 30, 2026 and December 31, 2025, respectively.

(9)  Other Long-Term Liabilities

Other long-term liabilities include the following:

	September 30,	December 31,
	2026	2025

	(In thousands)
Net deferred tax liabilities related to IPR&D (Note 14)	$1,613	$1,613
Deferred income from sale of tax benefits	930	1,860
Deferred revenue (Note 13)	1,800	1,800
Total	4,343	5,273
Less current portion	(1,230)	(1,230)
Long-term portion	$3,113	$4,043

In March 2022, the Company received approval from the New Jersey Economic Development Authority and agreed to sell New Jersey tax benefits of $5.0 million to an independent third party for $4.7 million. Under the agreement, the Company must maintain a base of operations in New Jersey for five years or the tax benefits must be paid back on a pro-rata basis based on the number of years completed. The Company recognized $0.0 million and $0.9 million in other income related to the sale of these tax benefits during the three and nine months ended September 30, 2026, respectively, and $0.0 million and $0.9 million during the three and nine months ended September 30, 2025, respectively.

(10)  Stockholders’ Equity

In November 2023, the Company filed an automatic shelf registration statement with the SEC to register for sale any combination of the types of securities described in the shelf registration statement, including shares of its common stock.

On February 26, 2024, the Company entered into a controlled equity offering sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to issue and sell shares of its common stock from time to time through Cantor, acting as agent. At September 30, 2026, the Company had registered $300.0 million of its common stock to be sold pursuant to the Company’s ATM Agreement, all of which remained unsold as of that date.

The Company’s shelf registration statement expired on November 3, 2026, and no shares were sold under the ATM Agreement prior to such expiration.

In April 2026, the Company issued 11,896,750 shares of its common stock in an underwritten public offering resulting in net proceeds to the Company of $323.8 million, after deducting underwriting fees and offering expenses.

The changes in Stockholders’ Equity during the three and nine months ended September 30, 2026 and 2025 are summarized below:

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2025	66,549,442	$67	$2,337,453	$3,626	$(1,813,981)	$527,165
Shares issued under stock option and employee stock purchase plans	19,529	—	327	—	—	327
Stock-based compensation	—	—	8,523	—	—	8,523
Unrealized loss on marketable securities	—	—	—	(1,104)	—	(1,104)
Net loss	—	—	—	—	(78,685)	(78,685)
Consolidated balance at March 31, 2026	66,568,971	$67	$2,346,303	$2,522	$(1,892,666)	$456,226
Shares issued under stock option and employee stock purchase plans	34,452	—	825	—	—	825
Shares issued in underwritten offering, net	11,896,750	12	323,820	—	—	323,832
Stock-based compensation	—	—	8,408	—	—	8,408
Unrealized loss on marketable securities	—	—	—	(1,224)	—	(1,224)
Net loss	—	—	—	—	(73,503)	(73,503)
Consolidated balance at June 30, 2026	78,500,173	$79	$2,679,356	$1,298	$(1,966,169)	$714,564
Shares issued under stock option and employee stock purchase plans	34,265	—	1,115	—	—	1,115
Stock-based compensation	—	—	10,974	—	—	10,974
Unrealized loss on marketable securities	—	—	—	(1,627)	—	(1,627)
Net loss	—	—	—	—	(75,557)	(75,557)
Consolidated balance at September 30, 2026	78,534,438	$79	$2,691,445	$(329)	$(2,041,726)	$649,469

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share amounts)
Consolidated balance at December 31, 2024	66,374,549	$66	$2,298,849	$3,314	$(1,555,224)	$747,005
Shares issued under stock option and employee stock purchase plans	9,642	—	202	—	—	202
Stock-based compensation	—	—	9,316	—	—	9,316
Unrealized gain on marketable securities	—	—	—	254	—	254
Net loss	—	—	—	—	(53,796)	(53,796)
Consolidated balance at March 31, 2025	66,384,191	$66	$2,308,367	$3,568	$(1,609,020)	$702,981
Shares issued under stock option and employee stock purchase plans	10,050	—	63	—	—	63
Stock-based compensation	—	—	9,191	—	—	9,191
Unrealized loss on marketable securities	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	(56,600)	(56,600)
Consolidated balance at June 30, 2025	66,394,241	$66	$2,317,621	$3,339	$(1,665,620)	$655,406
Shares issued under stock option and employee stock purchase plans	52,605	—	774	—	—	774
Stock-based compensation	—	—	8,801	—	—	8,801
Unrealized gain on marketable securities	—	—	—	426	—	426
Net loss	—	—	—	—	(67,044)	(67,044)
Consolidated balance at September 30, 2025	66,446,846	$66	$2,327,196	$3,765	$(1,732,664)	$598,363

(11)  Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2026 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term (In Years)
Options outstanding at December 31, 2025	9,134,278	$26.49	7.1
Granted	2,799,370	$34.21	—
Exercised	(66,830)	$27.46	—
Canceled	(291,169)	$41.05	—
Options outstanding at September 30, 2026	11,575,649	$27.98	7.2
Options vested and expected to vest at September 30, 2026	11,364,937	$27.93	7.2
Options exercisable at September 30, 2026	6,458,473	$25.75	5.8
Shares available for grant under the Celldex Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (as amended, effective as of June 25, 2026) at September 30, 2026	3,516,635

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2026 was $23.84 and $21.12, respectively.

The aggregate intrinsic value of stock options vested and expected to vest at September 30, 2026 was $69.7 million. The aggregate intrinsic value of stock options exercisable at September 30, 2026 was $53.0 million. As of September 30, 2026, total compensation cost related to non-vested employee, consultant and non-employee director stock options not yet recognized was approximately $92.3 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.8 years.

Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Research and development	$5,626	$4,743	$14,861	$14,210
General and administrative	5,348	4,058	13,044	13,098
Total stock-based compensation expense	$10,974	$8,801	$27,905	$27,308

The fair values of employee, consultant and non-employee director stock options granted during the three and nine months ended September 30, 2026 and 2025 were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected stock price volatility	62 – 63%	76%	62 – 76%	76 – 81%
Expected option term	6.0 Years	6.0 Years	6.0 Years	6.0 Years
Risk-free interest rate	4.3 – 4.9%	4.0 – 4.2%	3.8 – 4.9%	4.0 – 4.7%
Expected dividend yield	None	None	None	None

(12)  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2026 are summarized below:

	Unrealized
	Gain (Loss) on
	Marketable	Foreign
	Securities	Currency Items	Total

	(In thousands)
Balance at December 31, 2025	$1,030	$2,596	$3,626
Other comprehensive loss	(3,955)	—	(3,955)
Balance at September 30, 2026	$(2,925)	$2,596	$(329)

No amounts were reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2026.

(13)  Revenue

Contract and Grants Revenue

The Company has entered into agreements with Rockefeller University (“Rockefeller”) pursuant to which the Company performs manufacturing and research and development services on a time-and-materials basis or at a negotiated fixed-price. The Company recognized no material revenue under the agreements with Rockefeller during the three and nine months ended September 30, 2026. The Company recognized $0.0 million and $1.4 million under the agreements with Rockefeller during the three and nine months ended September 30, 2025, respectively.

Contract Assets and Liabilities

At September 30, 2026 and December 31, 2025, the Company’s right to consideration under all contracts were considered unconditional, and as such, no contract assets were recorded. Accordingly, amounts billed but not yet paid by customers were recorded as trade receivables at September 30, 2026 and December 31, 2025.

At September 30, 2026, the Company had $1.8 million in contract liabilities recorded, representing consideration billed in advance of performing manufacturing and research and development services. The Company expects to recognize this amount as revenue over the next 24 months as the related services are performed. At December 31, 2025, the Company had $1.8 million in contract liabilities recorded. No revenue was recognized from contract liabilities as of December 31, 2025 during the nine months ended September 30, 2026.

(14)  Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred (under prior law such expenditures were capitalized and amortized over five years) and (ii) the option to claim 100% accelerated depreciation deductions on qualified property. The corporate tax changes included in the OBBBA did not have a material impact on the Company’s effective income tax rate during the three and nine months ended September 30, 2026, and the Company does not anticipate a material impact on its effective income tax rate in future periods.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and considered its history of losses, ultimately concluding that it is “more likely than not” that the Company will not recognize the benefits of federal, state and foreign deferred tax assets and, as such, has maintained a full valuation allowance on its deferred tax assets as of September 30, 2026 and December 31, 2025.

The net deferred tax liability of $1.6 million at September 30, 2026 and December 31, 2025 relates to the temporary differences associated with the IPR&D intangible assets acquired in previous business combinations and is not deductible for tax purposes.

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

	Nine Months Ended September 30,
	2026	2025
Stock Options	11,575,649	9,178,172
Restricted Stock	—	—
	11,575,649	9,178,172

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our dependence on product candidates that are still in development stages;
●	our ability to successfully complete research and further development, including preclinical and clinical studies;
●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;
●	our ability to commercialize our drug candidates and the growth of the markets for those drug candidates;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to negotiate strategic partnerships, where appropriate, for our drug candidates;
●	our ability to manage multiple clinical trials for a variety of drug candidates at different stages of development;
●	the cost, timing, scope and results of ongoing preclinical and clinical testing;
●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;
●	the cost, timing and uncertainty of obtaining regulatory approvals for our drug candidates;
●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;
●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;
●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;
●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new drug candidates and expand our focus to broader markets for our existing targeted therapeutics;

●	the cost of paying the regulatory approval milestone under the merger agreement by which we acquired Kolltan Pharmaceuticals, Inc. (“Kolltan”) and our related settlement agreement with Kolltan;
●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our drug product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;
●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;
●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties;
●	our current expectations regarding the submission of a Biologics License Application (“BLA”) to the FDA in 2027; and
●	the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q and the factors listed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and other reports that we file with the SEC.

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

We are focusing our efforts and resources on the continued research and development of

●	Barzolvolimab (also referred to as CDX-0159), a monoclonal antibody that specifically binds the KIT receptor and potently inhibits its activity, which is currently being studied across multiple mast cell driven diseases including:
-	Chronic Spontaneous Urticaria (CSU): In September 2026, we announced positive topline results from our two Phase 3 studies in CSU, where best-in-disease results showed rapid, profound, sustained efficacy, supporting barzolvolimab’s potential to be a transformational therapy in CSU. The trials met primary and all key secondary endpoints at Week 12 across both studies and both dose groups, and clinically meaningful and statistically significant benefit was demonstrated in omalizumab refractory CSU and patients with severe disease or severe angioedema. Efficacy was sustained or deepened from weeks 12 to 24, and barzolvolimab was well-tolerated with a favorable safety profile through 24 weeks. 1,939 patients were enrolled—the largest program conducted in antihistamine refractory CSU, including patients with advanced therapy experienced/refractory CSU. Treatment will continue in both trials to 52 weeks, and a Biologics License Application (BLA) submission to the FDA is anticipated in 2027. Data from the Phase 3 studies reported to date are consistent with results from our completed Phase 2 study in CSU. In Phase 2, the primary endpoint was met at Week 12 and patients on study continued to receive barzolvolimab for a total of 52 weeks of treatment. Sustained and deepening disease efficacy and a well tolerated long term safety profile were demonstrated over the 52 week treatment period. In addition, at 76 weeks, 7 months after the completion of dosing with barzolvolimab, over 40% of patients (150mg Q4W) continued to experience profound, sustained complete response;
-	Cold Urticaria (ColdU) and Symptomatic Dermographism (SD): We initiated a Phase 3 study in ColdU and SD in December 2025 and enrollment is ongoing. In July 2024, we announced that our Phase 2 study being conducted in two forms of chronic inducible urticaria (CIndU), ColdU and SD, achieved the primary efficacy endpoint (statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12) and was well tolerated. 12 week data from the CIndU study were presented in October 2024 and all secondary endpoints across the study were also met and were highly statistically significant and clinically meaningful. Patients on study continued to receive barzolvolimab and, in November 2025, we reported data from 20 weeks of treatment—demonstrating sustained efficacy and a well tolerated safety profile over the longer treatment period. In March 2026, we presented results that demonstrated that barzolvolimab re-treatment achieved similar profound efficacy to first exposure in patients with ColdU and SD; and
-	Atopic Dermatitis (AD): A Phase 2 study in AD was initiated in December 2024 and enrollment was completed in January 2026. Topline data from the study is expected in late 2026.
●	Our next generation bispecific antibody platform to support pipeline expansion with additional candidates for inflammatory diseases. Targets are being selected based on new science as well as their compatibility to be used in bispecific antibody formats with our existing antibody programs. Development is focused on emerging, important pathways controlling inflammatory diseases.
-	In June 2026, we presented first-in-human data that demonstrated that neutralizing soluble SCF can selectively inhibit KIT signaling in mast cells. This approach provides a validated anchor mechanism that enables the development of diverse bispecific antibody candidates where a dual mechanism approach may overcome the heterogeneity inherent in the pathophysiology of many inflammatory disorders.
-	Our first bispecific candidate based on this science is CDX-622 (SCF & TSLP) which targets two complementary pathways that drive chronic inflammation, potently neutralizing the alarmin thymic stromal lymphopoietin (TSLP) and depleting mast cells via stem cell factor (SCF) starvation. In November 2024, a multi-part Phase 1a dose-escalation study in healthy volunteers was initiated and enrollment was completed across all parts in January 2026. Positive data from the single ascending dose portion of the study was presented in October 2025. Data from the multiple ascending dose portion of the study and from the subcutaneous administration portion of the study were presented in June 2026. CDX-622 was well tolerated at all dose levels and results showed rapid, profound, dose-dependent, and durable reductions in serum tryptase indicative of mast cell depletion, without measurably impacting other KIT functions. In January 2026, we initiated an open-label, single-dose Phase 1 proof of mechanism study in adults with mild to moderate asthma to assess the impact of dual neutralization of SCF and TSLP.

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

During the past five years through December 31, 2025, we incurred an aggregate of $662.2 million in research and development expenses. The following table indicates the amount incurred for each of our significant research programs and for other identified research and development activities during the nine months ended September 30, 2026 and 2025. The amounts disclosed in the following table reflect direct research and development costs and an allocation of indirect research and development costs to each program.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2026	September 30, 2025

	(In thousands)
Barzolvolimab/Anti-KIT Program	$170,627	$133,967
CDX‑622	11,590	14,906
Other Programs	25,733	20,868
Total R&D Expense	$207,950	$169,741

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

●	In September 2026 we announced positive topline results from two Phase 3 studies of barzolvolimab in CSU. Best-in-disease results showed rapid, profound, sustained efficacy supporting barzolvolimab’s potential to be a transformational therapy in CSU. EMBARQ-CSU1 and -CSU2 met primary and all key secondary endpoints at Week 12 across both studies and both dose groups, and clinically meaningful and statistically significant benefit was demonstrated in omalizumab refractory CSU and patients with severe disease or severe angioedema. Efficacy was sustained or deepened from weeks 12 to 24, and barzolvolimab was well-tolerated with a favorable safety profile through 24 weeks. We plan to present EMBARQ-CSU data at an upcoming medical meeting and submit a BLA to the FDA in 2027.
●	A Phase 2 study in CSU has been completed. The primary endpoint of the study was achieved—a statistically significant mean change from baseline to Week 12 of UAS7 (weekly urticaria activity score) compared to placebo. All secondary endpoints were also met and barzolvolimab was well tolerated. Up to 51% of patients on study had a complete response and were symptom free (UAS7=0; no itch/no hives) at 12 weeks, which continued to deepen over 52 weeks of active therapy to up to 71% of patients. This profound clinical benefit continued even after patients were off therapy with up to 41% of patients reporting complete response seven months after receiving their last dose. Patients also reported clinically meaningful improvements in angioedema control and quality of life. At 12 weeks, up to 65% of barzolvolimab treated patients were angioedema free (AAS7=0), which increased to up to 77% at Week 52 and remained at up to 64% seven months after last dose. At 12 weeks, up to 67% of patients treated with barzolvolimab reported their CSU had no impact on their quality of life (DLQI 0/1), which increased to up to 82% at Week 52 and remained at up to 48% seven months after last dose.
●	In December 2025, we initiated a Phase 3 study in two of the most common forms of CIndU—cold urticaria (ColdU) and symptomatic dermographism (SD).
●	A Phase 2 study in ColdU and SD has been completed. The primary endpoint of the study was achieved—a statistically significant difference between the percent of patients with a negative provocation test compared to placebo at Week 12. All secondary endpoints were also met and barzolvolimab was well tolerated. Sustained efficacy and a favorable safety profile were observed over the continued (20 week) placebo controlled treatment period. Patients were then followed for

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

Chronic Spontaneous Urticaria (CSU) Summary of Phase 1, Phase 2, and Phase 3 Data

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

Barzolvolimab uniquely targets the root cause of CSU—the mast cell. Based on results from completed Phase 1 and Phase 2 studies and the topline data from both ongoing Phase 3 trials in CSU (Q4W dosing), barzolvolimab has the potential to offer symptom free complete control (absence of itch and hives, UAS7=0) and clinically meaningful improvements in quality of life and angioedema in a majority of patients.

We have completed a Phase 1b randomized, double-blind, placebo-controlled multi-center study of barzolvolimab in CSU. The study was designed to assess the safety of multiple ascending doses of barzolvolimab in patients with CSU who remain symptomatic despite treatment with antihistamines. In the study and in post-treatment follow-up, barzolvolimab resulted in rapid, marked, and durable responses, and demonstrated prolonged disease control. Results were consistent in patients with prior omalizumab therapy experience. Profound and durable improvement in angioedema symptoms as measured through the weekly angioedema activity score (AAS7) was achieved across all dose levels evaluated with sustained activity observed with the 1.5 mg/kg and greater dose levels. Patients also reported improvements in quality of life outcomes as assessed by the Dermatology Life Quality Index (DLQI) which surveys patients’ perceptions of symptoms and feelings, daily activities, leisure, work and school performance, personal relationships and treatment. Tryptase suppression, indicative of mast cell depletion, paralleled symptom improvement, demonstrating the impact of mast cell depletion on CSU disease activity. Barzolvolimab was well tolerated. Most adverse events were mild or moderate in severity and resolved while on study.

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

Topline data from this study were presented in November 2023 and 12 week treatment results were presented at the AAAAI Annual Meeting in February 2024. Data from the 208 patients randomized in the study showed that barzolvolimab achieved the primary efficacy endpoint, with a statistically significant mean change from baseline to Week 12 in UAS7 compared to placebo at all dose levels. Secondary and exploratory endpoints in the study were also achieved at Week 12 and strongly support the primary endpoint results, including changes in ISS7 and HSS7 and responder analyses. Importantly, barzolvolimab demonstrated rapid, durable and clinically meaningful responses in patients with moderate to severe CSU refractory to antihistamines, including patients with prior omalizumab treatment. Demographics and baseline disease characteristics were well balanced across treatment groups. The majority of patients on study had severe disease (UAS7≥28).

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

In June 2025, 52 week data on angioedema activity and additional measures of angioedema control were presented at the EAACI 2025 Congress. Barzolvolimab continued to demonstrate robust, durable and deepening improvements in angioedema symptoms over the treatment period.

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

In June 2025, long term follow up data from the Phase 2 CSU study were presented at the EAACI 2025 Congress. At Week 76, seven months after receiving their final dose of barzolvolimab, patients continued to experience profound clinical benefit on study. Key highlights included:

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

In July 2024, we initiated two Phase 3 studies of barzolvolimab in CSU. The studies, EMBARQ-CSU1 and EMBARQ-CSU2, are designed to establish the efficacy and safety of barzolvolimab in adult patients with CSU who remain symptomatic despite H1 antihistamine treatment. 1,939 patients were enrolled—the largest program conducted in antihistamine refractory CSU, including patients with advanced therapy experienced/refractory CSU. The studies included 43 countries and over 500 sites. Both Phase 3 trials are randomized, double-blind, placebo-controlled, parallel group, global studies where patients have been randomized evenly per trial to barzolvolimab 150 mg every 4 weeks (following 300 mg loading dose), barzolvolimab 300 mg every 8 weeks (following 450 mg loading dose) or placebo for 52 weeks. At 24 weeks, patients on placebo are re-randomized to active treatment across both dosing groups. After completion of the 52 week treatment period, patients on study are followed for 16 weeks. The primary endpoint of the studies evaluates the clinical effect of barzolvolimab in reducing urticaria activity (weekly urticaria activity score; UAS7) at Week 12. The studies are designed to detect a clinically meaningful difference between each of the active arms versus placebo in the overall population as well as in the subpopulation of omalizumab refractory participants. The primary endpoint analysis was performed after all patients completed the placebo controlled portion of the study at 24 weeks.

In September 2026, we reported positive topline data from the Phase 3 EMBARQ-CSU1 and EMBARQ-CSU2 studies of barzolvolimab, which met primary and all key secondary endpoints. The studies demonstrated rapid, profound, sustained efficacy consistent with Phase 2 and unparallelled in CSU. Efficacy was sustained or deepened from weeks 12 to 24 across primary and all key secondary endpoints. Based on these results, we plan to submit a BLA to the FDA in 2027.

Primary Endpoint: Mean Change from Baseline in UAS7 at Week 12:
	EMBARQ-CSU1		EMBARQ-CSU2
	Baseline UAS7	LS Mean Change (SE) at Week 12	Baseline UAS7	LS Mean Change (SE) at Week 12
Placebo	30.9	-10.7 (0.65)	29.3	-11.4 (0.64)
150 mg Q4W	30.6	-20.2 (0.64) (p<.00001)	29.7	-20.2 (0.63) (p<.00001)
300 mg Q8W	30.3	-20.5 (0.65) (p<.00001)	29.6	-19.7 (0.64) (p<.00001)

P-values are for LS Mean treatment difference versus placebo.

●	The primary endpoint showed clinically meaningful and highly statistically significant improvement.

All key secondary endpoints in both EMBARQ-CSU trials were met at Week 12 with high statistical significance and were clinically meaningful. Given the importance of Complete Response (complete absence of itch and hives) to patients and physicians, and barzolvolimab’s unique ability to drive sustained Complete Response, we presented UAS7=0 data observed at both 12 and 24 weeks.

Proportion of Patients with Complete Response (UAS7=0) at Weeks 12 and 24
	EMBARQ-CSU1	EMBARQ-CSU2
12 Weeks
Placebo	9.3%	12.6%
150 mg Q4W	42.4% (p<.00001)	45.7% (p<.00001)
300 mg Q8W	42.1% (p<.00001)	44.0% (p<.00001)
24 Weeks
Placebo	15.4%	17.6%
150 mg Q4W	49.0% (p<.00001)	54.0% (p<.00001)
300 mg Q8W	45.1% (p<.00001)	48.4% (p<.00001)

P-values are based on adjusted odds ratio of logistic regression models.

●	Significantly more patients achieved Complete Response (UAS7=0) with both barzolvolimab doses vs. placebo at Weeks 12 and 24.

Proportion of Patients with Complete Response (UAS7=0) at Week 12 in Omalizumab-Refractory CSU
	EMBARQ-CSU1	EMBARQ-CSU2
Placebo	9.3%	15.1%
150 mg Q4W	55.3% (p<.00001)	41.7% (p=.0089)
300 mg Q8W	44.3% (p=.00017)	46.4% (p=.0036)

P-values are based on adjusted odds ratio of logistic regression models.

●	A higher proportion of patients achieved Complete Response (UAS7=0) vs. placebo at Week 12 in the sub-population of patients with CSU refractory to omalizumab.

Proportion of Patients with AAS7=0 at Week 12 in Patients with Baseline AAS7>0
	EMBARQ-CSU1	EMBARQ-CSU2
Placebo	33.8%	33.7%
150 mg Q4W	62.7% (p<.00001)	74.3% (p<.00001)
300 mg Q8W	66.3% (p<.00001)	66.2% (p<.00001)

P-values are based on adjusted odds ratio of logistic regression models.

●	A statistically higher proportion of patients achieved complete resolution of angioedema (AAS7=0) at Week 12 vs. placebo in patients with baseline AAS7>0.

Barzolvolimab was well-tolerated and demonstrated a favorable safety profile consistent with prior experience through the end of the placebo controlled period at Week 24. Patients continue to be treated through 52 weeks, and will be followed for 16 weeks after completion of treatment.

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

Atopic Dermatitis (AD)

In December 2024, we announced the initiation of a Phase 2 study in atopic dermatitis (AD). AD is one of the most common chronic inflammatory skin diseases, with a lifetime prevalence of up to 20% of the US population and a substantial impact on quality of life (Kawakami, et al. 2009). Mast cells are strongly implicated in all facets of AD pathophysiology and the fundamental processes that characterize AD, including epithelial barrier dysfunction, immune cell recruitment, neuroinflammation (Keith, et al. 2023) and multiple other mast cell-associated factors that correlate with disease severity. Activated mast cells are also found in increased numbers in lesional biopsies. Two-thirds of patients treated with first line systemic therapy (1.7 million patients in the US) do not achieve complete control of their atopic dermatitis (Simpson, Bieber, Guttman-Yassky, et al. 2016) and new therapies that offer rapid, meaningful relief from the severe itching and breakdown of the skin associated with AD are needed. Given barzolvolimab’s potential as a mast cell depleting agent, we believe AD is an important indication for future study.

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

Additional Barzolvolimab Development Activities

The barzolvolimab manufacturing process has been successfully transferred and scaled up to produce larger cGMP batches at both Drug Substance (DS) and Drug Product (DP) commercial Contract Development and Manufacturing Organizations in support of late-stage trials and to prepare for potential commercialization. Drug product manufacturing into 1 mL pre-filled syringes has been completed and pre-filled syringes are actively being used in Phase 3 trials. In 2025, we initiated the Process Performance Qualification (PPQ) manufacturing runs for DS and anticipate the completion of those activities in 2026. DP PPQ activities were successfully completed.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

	Three Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2026	2025	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$—	$—	$—	n/a
Contracts and grants	—	—	—	n/a
Total revenues	$—	$—	$—	n/a
Operating expenses:
Research and development	67,407	62,931	4,476	7%
General and administrative	14,844	10,686	4,158	39%
Total operating expenses	82,251	73,617	8,634	12%
Operating loss	(82,251)	(73,617)	8,634	12%
Investment and other income, net	6,694	6,573	121	2%
Net loss	$(75,557)	$(67,044)	$8,513	13%

Net Loss

The $8.5 million increase in net loss for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to an increase in research and development expenses related to barzolvolimab and an increase in general and administrative expenses.

Revenue

No revenue was recorded for the three months ended September 30, 2026 and 2025. We expect revenue to increase over the next twelve months as a result of an increase in services expected to be performed under our contract manufacturing and research and development agreements with Rockefeller University, although there may be fluctuations on a quarterly basis.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2026	2025	$	%

	(In thousands)
Personnel	$18,272	$14,455	$3,817	26%
Laboratory supplies	2,138	1,057	1,081	102%
Facility	1,422	1,410	12	1%
Product development	38,401	42,371	(3,970)	(9)%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $3.8 million increase in personnel expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to an increase in employee headcount. We expect personnel expenses to increase over the next twelve months as a result of additional headcount to support the development of barzolvolimab.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $1.1 million increase in laboratory supply expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to higher laboratory materials and supplies purchases. We expect laboratory supplies expenses to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. Facility expenses for the three months ended September 30, 2026 were relatively consistent with the three months ended September 30, 2025. We expect facility expenses to increase over the next twelve months as a result of our new lease in New Haven, Connecticut and the expansion of our space in Hampton, New Jersey, although there may be fluctuations on a quarterly basis.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $4.0 million decrease in product development expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to a decrease in contract manufacturing expenses. We expect product development expenses to increase over the next twelve months primarily due to increased costs associated with the development of barzolvolimab, although there may be fluctuations on a quarterly basis.

General and Administrative Expense

The $4.2 million increase in general and administrative expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to higher commercial planning expenses and an increase in employee headcount. We expect general and administrative expenses to increase over the next twelve months primarily due to increased costs to support commercial planning efforts and the continued growth of our organization in preparation for potential commercialization of barzolvolimab, although there may be fluctuations on a quarterly basis.

Investment and Other Income, Net

Investment and other income, net for the three months ended September 30, 2026 was relatively consistent with the three months ended September 30, 2025. We expect investment and other income to remain relatively consistent over the next twelve months, although there may be fluctuations on a quarterly basis.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

	Nine Months Ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
	2026	2025	$	%

	(In thousands)
Revenues:
Product development and licensing agreements	$7	$57	$(50)	(88)%
Contracts and grants	30	1,367	(1,337)	(98)%
Total revenues	$37	$1,424	$(1,387)	(97)%
Operating expenses:
Research and development	207,950	169,741	38,209	23%
General and administrative	39,396	31,897	7,499	24%
Total operating expenses	247,346	201,638	45,708	23%
Operating loss	(247,309)	(200,214)	47,095	24%
Investment and other income, net	19,564	22,774	(3,210)	(14)%
Net loss	$(227,745)	$(177,440)	$50,305	28%

Net Loss

The $50.3 million increase in net loss for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to an increase in research and development expenses related to barzolvolimab and an increase in general and administrative expenses.

Revenue

The $1.3 million decrease in contracts and grants revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to a decrease in revenue from our contract manufacturing and research and development agreements with Rockefeller University.

Research and Development Expense

Research and development expenses consist primarily of (i) personnel expenses, (ii) laboratory supply expenses relating to the development of our technology, (iii) facility expenses and (iv) product development expenses associated with our drug candidates as follows:

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2026	2025	$	%

	(In thousands)
Personnel	$49,726	$42,184	$7,542	18%
Laboratory supplies	6,188	4,769	1,419	30%
Facility	3,540	4,214	(674)	(16)%
Product development	130,304	108,073	22,231	21%

Personnel expenses primarily include salary, benefits, stock-based compensation and payroll taxes. The $7.5 million increase in personnel expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to an increase in employee headcount.

Laboratory supplies expenses include laboratory materials and supplies, services, and other related expenses incurred in the development of our technology. The $1.4 million increase in laboratory supply expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to higher laboratory materials and supplies purchases.

Facility expenses include depreciation, amortization, utilities, rent, maintenance and other related expenses incurred at our facilities. The $0.7 million decrease in facility expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to lower expense related to our leased facilities.

Product development expenses include clinical investigator site fees, external trial monitoring costs, data accumulation costs, contracted research and outside clinical drug product manufacturing. The $22.2 million increase in product development expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to an increase in barzolvolimab clinical trial and contract manufacturing expenses.

General and Administrative Expense

The $7.5 million increase in general and administrative expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to higher commercial planning expenses and an increase in employee headcount.

Investment and Other Income, Net

The $3.2 million decrease in investment and other income, net for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to lower cash and investment balances prior to the April 2026 underwritten public offering and lower yields on fixed income investments.

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

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees; facility and facility-related costs for our offices, laboratories and manufacturing facility; fees paid in connection with preclinical studies, clinical studies, contract manufacturing, laboratory supplies and services; activities to support and prepare for potential commercialization; and consulting, legal and other professional fees. We anticipate that our cash flows from operations will continue to be focused in these areas as we progress our current drug candidates through the clinical trial process and develop additional drug candidates. To date, the primary sources of cash flows from operations have been payments received from our collaborative partners and from government entities and payments received for contract manufacturing and research and development services provided by us. The timing of any new contract manufacturing and research and development agreements, collaboration agreements, government contracts or grants and any payments under these agreements, contracts or grants cannot be easily predicted and may vary significantly from quarter to quarter.

At September 30, 2026, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $650.3 million. We have had recurring losses and incurred a loss of $227.7 million for the nine months ended September 30, 2026. Net cash used in operations for the nine months ended September 30, 2026 was $188.0 million. We believe that the cash, cash equivalents and marketable securities at September 30, 2026 are sufficient to meet estimated working capital requirements and fund current planned operations through 2028. This could be impacted if we elect to pay the future milestone under the Settlement Agreement with SRS in cash, in the event that we achieve the milestone related to that payment.

During the next twelve months, we may take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although we have been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to our stockholders; debt financings, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. Our ability to continue funding our planned operations into and beyond twelve months from the issuance date is also dependent on the timing and manner of payment of the future milestone under the Settlement Agreement with SRS, in the event that we achieve the milestone related to that payment. We may decide to pay that milestone payment in cash, shares of our common stock or a combination thereof. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, license out programs earlier than expected, delay commercialization activities, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of our business.

Operating Activities

Net cash used in operating activities was $188.0 million for the nine months ended September 30, 2026 as compared to $147.0 million for the nine months ended September 30, 2025. The increase in net cash used in operating activities was primarily due to an increase in research and development expenses related to barzolvolimab and an increase in general and administrative expenses, partially offset by an increase in accounts payable during the nine months ended September 30, 2026. We expect that cash used in operating activities will increase over the next twelve months as a result of the increased costs associated with the development of barzolvolimab.

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

Investing Activities

Net cash used in investing activities was $140.0 million for the nine months ended September 30, 2026 compared to net cash provided by investing activities of $153.6 million for the nine months ended September 30, 2025. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities of $133.5 million for the nine months ended September 30, 2026 as compared to net sales and maturities of marketable securities of $155.1 million for the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities was $326.1 million for the nine months ended September 30, 2026 as compared to $1.0 million for the nine months ended September 30, 2025. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from stock issuances.

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

We do not utilize derivative financial instruments. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, accounts receivables and accounts payable approximate fair value at September 30, 2026 due to the short-term maturities of these instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2026, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CELLDEX THERAPEUTICS, INC.

BY:

/s/ ANTHONY S. MARUCCI
Dated: November 5, 2026	Anthony S. Marucci
President and Chief Executive Officer
(Principal Executive Officer)

/s/ SAM MARTIN
Dated: November 5, 2026	Sam Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)